Form 10-Q
period 2021-03-31
Archimedes Tech Spac Partners Co
filed 2021-07-27
CIK 1840856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40193

ARCHIMEDES TECH SPAC PARTNERS CO.
(Exact name of registrant as specified in its charter)

Delaware	86-1286799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #1968, Claymont, DE 19703
(Address of Principal Executive Offices, including zip code)

(650) 560-4753
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one subunit and one-quarter of one warrant	ATSPU	The Nasdaq Stock Market LLC

Subunits included as part of the units, each consisting of one share of common stock, $0.0001 par value, and one-quarter of one warrant	ATSPT	The Nasdaq Stock Market LLC

Common stock, par value $0.0001 per share	ATSP	The Nasdaq Stock Market LLC

Redeemable warrants	ATSPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of July 20, 2021, there were 17,461,000 shares of the Company’s common stock, including shares of common stock underlying the units and subunits, $0.0001 par value per share, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS CO.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalent	$963,695	$-
Prepaid expenses	165,713	-
Total current assets	1,129,408	-
Marketable securities held in Trust Account	133,000,525	-
Total Assets	$134,129,933	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accrued offering costs and expenses	$104,815	$-
Due to related party	7,097	716
Total current liabilities	111,912	716
Warrant liability	273,424	-
Total liabilities	385,336	716

Commitments and Contingencies
Common stock subject to possible redemption, 12,874,459 shares and 0 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	128,744,590	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,586,541 shares and 0 shares issued and outstanding (excluding 12,874,459 shares and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	459	-
Additional paid-in-capital	5,084,297	-
Accumulated deficit	(84,749)	(716)
Total Stockholders’ Equity	5,000,007	(716)

Total Liabilities and Stockholders’ Equity	$134,129,933	$-

The accompanying notes are an integral part of these condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$81,441
Loss from operations	(81,441)

Other income (expense)
Trust interest income	525
Unrealized loss on change in fair value of warrants	(3,117)
Total other expense	(2,592)

Net loss	$(84,033)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	2,059,408
Basic and diluted net income per share attributable to common stock subject to redemption	$-

Basic and diluted weighted average shares outstanding, common stock	3,856,614
Basic and diluted net loss per share attributable to common stockholders	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	$-	$(716)	$(716)
Sale of 12,000,000 Units through IPO	12,000,000	1,200	119,998,800	-	120,000,000
Sale of 1,300,000 Units through over-allotment	1,300,000	130	12,999,870	-	13,000,000
Sale of 416,000 Private Units in private placement	416,000	42	4,159,958	-	4,160,000
Issuance of representative shares	420,000	42	3,458	-	3,500
Common stock issued to initial stockholders	3,450,000	345	24,655	-	25,000
Forfeiture of founder shares	(125,000)	(13)	13	-	-
Underwriting fee	-	-	(2,660,000)	-	(2,660,000)
Offering costs charged to the stockholders’ equity	-	-	(428,847)	-	(428,847)
Initial classification of warrant liability	-	-	(270,307)	-	(270,307)
Net loss	-	-	-	(84,033)	(84,033)
Change in common stock subject to possible redemption	(12,874,459)	(1,287)	(128,743,303)	-	(128,744,590)

Balance as of March 31, 2021	4,586,541	$459	$5,084,297	$(84,749)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash flows from Operating Activities:
Net loss	$(84,033)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized loss on change in fair value of warrants	3,117
Interest earned on marketable securities held in Trust Account	(525)
Changes in current assets and current liabilities:
Prepaid expenses	(165,713)
Accrued offering costs and expenses	54,815
Due to related party	6,381
Net cash used in operating activities	(185,958)

Cash Flows from Investing Activities:
Investment held in Trust Account	(133,000,000)
Net cash used in investing activities	(133,000,000)

Cash flows from Financing Activities:
Proceeds from IPO and over-allotment, net of underwriters’ fees	130,340,000
Proceeds from private placement	4,160,000
Proceeds from issuance of promissory note to related party	125,000
Payment to promissory note to related party	(125,000)
Proceeds from issuance of common stock to initial stockholders	25,000
Payment of deferred offering costs	(375,347)
Net cash provided by financing activities	134,149,653

Net change in cash	963,695
Cash, beginning of the period	-
Cash, end of the period	$963,695

Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$115,841,700
Change in value of common stock subject to possible redemption	$12,902,890
Forfeiture of founder shares	$13
Initial classification of warrant liability	$270,307
Deferred offering costs included in accrued offering costs and expenses	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Archimedes Tech SPAC Partners Co. (the “Company”) is a blank check company formed under the laws of the State of Delaware on September 15, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses or entities (the “Business Combination”). The Company’s focus will be on the artificial intelligence, cloud services and automotive technology sectors. However, the Company is not limited to the technology industry, or these sectors therein, and the Company may pursue a Business Combination opportunity in any business or industry it chooses, and it may pursue a company with operations or opportunities outside of the United States.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any revenue-generating operations. All activity for the period from September 15, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Archimedes Tech SPAC Sponsors LLC, a Delaware limited liability company (the “Sponsor”).

References to the Company’s “initial stockholders” refer to the Company’s stockholders prior to the IPO, excluding the holders of the Representative Shares (See Note 8).

Financing

The registration statement for the Company’s IPO was declared effective on March 10, 2021 (the “Effective Date”). On March 15, 2021, the Company consummated the IPO of 12,000,000 units, (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $120,000,000, which is discussed in Note 4.

Each Public Unit consists of (i) one subunit (the “Public Subunit”), which consists of one share of common stock (the “Public Share”) and one-quarter of one redeemable warrant, and (ii) one-quarter of one redeemable warrant (collectively, the redeemable warrants included in the Public Units and Public Subunits, the “Public Warrants”); each whole Public Warrant will be exercisable to purchase one share of common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 390,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement (the “Private Placement”) to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $3,900,000, which is discussed in Note 5. Each Private Unit consists of (i) one subunit (the “Private Subunits”), which consists of one share of common stock (the “Private Shares”) and one-quarter of one redeemable warrant, and (ii) one-quarter of one redeemable warrant (collectively, the redeemable warrants included in the Private Units and Private Subunits, the “Private Warrants”).

Transaction costs amounted to $2,825,347 consisting of $2,400,000 of underwriting discount and $425,347 of other offering costs.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 1,800,000 additional Public Units to cover over-allotments, if any. On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units (the “Over-allotment Units”), generating an aggregate of gross proceeds of $13,000,000, and incurred transaction costs of $260,000 in underwriting discount. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 26,000 Private Units at $10.00 per Private Unit to the Sponsor and EarlyBirdCapital, generating gross proceeds of $260,000.

Trust Account

Following the closing of the IPO on March 15, 2021 and the underwriters’ partial exercise of over-allotment option on March 19, 2021, $133,000,000 from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Units was placed in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds held in the Trust Account is and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that the Company is not deemed to be an investment company under the Investment Company Act. except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding Public Subunits if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Initial Business Combination

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will continue in existence only until 18 months from the closing of the IPO (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Subunits, at a per-subunit price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding Public Subunits, which redemption will completely extinguish public stockholders’ rights as holders of Public Subunits (including the right to receive further liquidation distributions, if any), subject to applicable law. Public stockholders will also forfeit the one-quarter of one warrant included in the Public Subunits being redeemed. As promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and its board of directors, the Company will dissolve and liquidate, subject to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

A public stockholder will be entitled to receive funds from the Trust Account (including interest earned on his, her or its portion of the Trust Account to the extent not previously released to the Company) only in the event of (i) the redemption of 100% of the outstanding Public Subunits if the Company has not completed a Business Combination in the required time period, (ii) if that public stockholder converts such Public Subunits, or sells such Public Subunits to the Company in a tender offer, in connection with a Business Combination which the Company consummates or (iii) the Company seeks to amend any provisions of its amended and restated certificate of incorporation that would affect the public stockholders’ ability to convert or sell their Public Subunits to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Subunits if the Company does not complete a Business Combination within the Combination Period. This redemption right shall apply in the event of the approval of any such amendment to the Company’s amended and restated certificate of incorporation, whether proposed by the Sponsor, initial stockholders, executive officers, directors or any other person. In no other circumstances will a public stockholder have any right or interest of any kind to or in the Trust Account.

The Sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed Business Combination, (2) not to convert any shares in connection with a stockholder vote to approve a proposed initial Business Combination and (3) not to sell any shares in any tender in connection with a proposed initial Business Combination.

The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per Public Subunit by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but the Company cannot assure that it will be able to satisfy its indemnification obligations if it is required to do so. The Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash outside the Trust Account of $963,695 available for its working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem Public Subunits. As of March 31, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through receipt of $25,000 from the sale of Founder Shares (see Note 6), advances from the Sponsor in an aggregate amount of $125,000 under an unsecured promissory note, which were repaid upon the IPO (see Note 6). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the net proceeds from the IPO and Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the issuance date of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")" (the "SEC Statement"). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 10, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the "Warrant Agreement"). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 6,650,000 Public Warrants and (ii) the 208,000 Private Warrants (See Note 4 and Note 5). The Company previously accounted for all warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity, the Company concluded that the provision in the Warrant Agreement that the Private Warrants shall be treated as Public Warrants once transferred to a holder other than the Sponsor or permitted transferee precludes the Private Warrants from being accounted for as components of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

The identified errors impacted the Company’s Form 8-K filing on March 19, 2021 containing the IPO balance sheet as of March 15, 2021 (the “Closing 8-K Report”). In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to the Closing 8-K Report, but that correcting the cumulative impact of such errors would be significant to our statement of operations for the three months ended March 31, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting the March 15, 2021 balance sheet and classified the Private Warrants as liabilities on the balance sheet at fair value. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable.

The following tables summarize the effect of the revision on each balance sheet line item as of the date:

As of March 15, 2021	As Reported	Adjustment	As Adjusted
Balance Sheet
Warrant Liabilities	$-	$253,413	$253,413
Total Liabilities	591,387	253,413	772,800
Common stock subject to possible redemption	116,095,120	(253,420)	115,841,700
Common stock	465	3	468
Additional Paid in Capital	5,004,068	4	5,004,072

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 19, 2021 and March 12, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $963,695 of cash held outside of the Trust Account as of March 31, 2021 and no cash held outside of the Trust Account as of December 31, 2020. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the Company had $133,000,525 in the Trust Account which may be utilized for Business Combination. As of March 31, 2021, the assets held in the Trust Account were invested in Treasury Securities consisting of money market funds.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 6,858,000 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the net income allocable to common stockholders by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Interest income on marketable securities held in trust	$387
Less: interest available to be withdrawn for payment of taxes	(387)
Net income allocable to common stock subject to possible redemption	$-
Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	2,059,408
Basic and diluted net income per share, redeemable common stock	$-

Non-redeemable common stock
Numerator: Net loss minus redeemable net earnings
Net loss	$(84,033)
Redeemable net earnings	-
Non-redeemable net loss	$(84,033)
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	3,856,614
Basic and diluted net loss per share, common stock	$(0.02)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of March 15, 2021, offering costs in the aggregate of $2,825,347 have been charged to stockholders’ equity (consisting of $2,400,000 of underwriting discount and $425,347 of other offering costs).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2021.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the ”COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas.  The Company adopted ASU 2020-06 on January 1, 2021.  Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Note 4 — Initial Public Offering

Pursuant to the IPO on March 15, 2021, the Company sold 12,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public Unit consists of (i) one Public Subunit, which consists of one Public Share and one-quarter of one Public Warrant, and (ii) one-quarter of one Public Warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each whole warrant will become exercisable 30 days after the completion of an initial Business Combination and will expire on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption or liquidation.

On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $13,000,000.

Following the closing of the IPO on March 15, 2021 and the underwriters’ partial exercise of over-allotment option on March 19, 2021, $133,000,000 from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Units was placed in the Trust Account. The funds held in Trust Account is and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that the Company is not deemed to be an investment company under the Investment Company Act.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital purchased an aggregate of 390,000 Private Units at a price of $10.00 per Private Unit in a private placement (the “Private Placement”), generating gross proceeds of $3,900,000.

On March 19, 2021, simultaneous with the exercise of the over-allotment option, the Sponsor and EarlyBirdCapital purchased an aggregate of 26,000 additional Private Units, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $260,000.

The Private Units (and underlying Private Subunits, Private Shares, and Private Warrants) are identical to the Public Units except that the Private Warrants included in the Private Units: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Company’s initial stockholders have agreed (A) to vote the Private Shares contained in the Private Subunits in favor of any proposed Business Combination, (B) not to convert any Private Subunits in connection with a stockholder vote to approve a proposed initial Business Combination or sell any Private Shares to the Company in a tender offer in connection with a proposed initial Business Combination and (C) that the Private Subunits shall not participate in any liquidating distribution from the Trust Account upon winding up if a Business Combination is not consummated. In the event of a liquidation prior to the initial Business Combination, the Private Units will likely be worthless.

Note 6 — Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of common stock, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 10, 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 3,450,000 founder shares outstanding and held by the Sponsor and the Company’s directors (up to 450,000 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units. As a result, 125,000 founder shares were forfeited as of March 31, 2021.

On the date of the IPO, the Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions) for a period ending on (1) with respect to 50% of the founder shares, the earlier of one year after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after Company’s initial Business Combination and (2) with respect to the remaining 50% of the founder shares, one year after the date of Company’s consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares of common stock for cash, securities or other property.

Due to Related Party

The balance of $7,097 represents the amount accrued for the administrative support services provided by affiliate of the Chief Executive Officer.

Promissory Note — Related Party

On January 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (the “Promissory Note”). These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of the IPO.

On February 1, 2021, the Sponsor funded to the Company $100,000 pursuant to the Promissory Note. On February 10, 2021, the Sponsor funded to the Company an additional $25,000 pursuant to the Promissory Note, for an aggregate amount of $125,000. On March 15, 2021, the Promissory Note in an aggregate amount of $125,000 was fully repaid by the Company to the Sponsor.

Related Party Loans

In order to meet the working capital needs following the consummation of the IPO if the funds not held in the Trust Account are insufficient, the Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of (i) one subunit, which consists of one share of common stock and one-quarter of one warrant, and (ii) one-quarter of one warrant, where the common stock and warrants would be identical to the common stock and warrants included in the Private Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no other proceeds from the Trust Account would be used for such repayment. At March 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the Effective Date of the registration statement through the acquisition of a target business, the Company will pay an affiliate of the Chief Executive Officer, an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. As of March 31, 2021, the Company has recorded $7,097 for the period from March 10, 2021 through March 31, 2021.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Fund held in Trust Account	$133,000,525	$133,000,525	$-	$-
	$133,000,525	$133,000,525	$-	$-
Liabilities:
Warrant Liability	$273,424	$-	$-	$273,424
	$273,424	$-	$-	$273,424

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Representative Shares (as defined below) issued and outstanding on the date of the IPO, as well as the holders of the Private Units and any units the Sponsor, officers, directors or their affiliates may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on March 10, 2021. The holders of a majority of these securities are entitled to make up to two demands that the Company use its best efforts to register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on March 10, 2021. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

EarlyBirdCapital and I-Bankers Securities, Inc. (the “Underwriters”) have a 45-day option from the date of the IPO to purchase up to an additional 1,800,000 Public Units to cover over-allotments, if any. The Underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $2,400,000 (or up to $2,760,000 if the underwriters’ over-allotment is exercised in full). On March 15, 2021, the Company paid, in aggregate, a fixed underwriting discount of $2,400,000.

On March 19, 2021, the Underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units and were, in aggregate, paid a fixed underwriting discount of $260,000.

EarlyBirdCapital will have the right of first refusal for a period commencing from the consummation of the IPO until the consummation of the initial Business Combination (or the liquidation of the Trust Account in the event that the Company fails to consummate the initial Business Combination within the Combination Period) to act as book running manager, placement agent and/or arranger for all financings where the Company seeks to raise equity, equity-linked, debt or mezzanine financings relating to or in connection with the initial Business Combination.

In addition, under certain circumstances EarlyBirdCapital will be granted, for a period of one year from the closing of the IPO, the right to act as lead underwriter for the next U.S. registered public offering of securities, undertaken by any of the Company’s officers, for the purpose of raising capital and placing 90% or more of the proceeds in a trust or escrow account to be used to acquire one or more operating businesses in the technology industry that have not been identified at the time of the IPO.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members (including, with EarlyBirdCapital’s prior consent which shall not be unreasonably withheld, companies affiliated with the Company or its officers or directors) that assist the Company in identifying or consummating an initial Business Combination.

Representative Shares

On January 13, 2021, the Company has issued to EarlyBirdCapital and its designees an aggregate of 350,000 representative shares at $0.0001 per share (the “Representative Shares”). On March 10, 2021, the Company effected a stock dividend of 0.2 shares of common stock for every share of common stock outstanding, resulting in an additional 70,000 representative shares issued to EarlyBirdCapital for no consideration and an aggregate of 420,000 representative shares outstanding. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following March 10, 2021 pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the IPO, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the March 10, 2021 or commencement of sales of the IPO, except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners, provided that all securities so transferred remain subject to the lock-up restriction above for the remainder of the time period.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock at par value of $0.0001 per share. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021, there were 4,586,541 shares of common stock issued and outstanding, excluding 12,874,459 shares of common stock subject to possible redemption.

Public Warrants

Each whole warrant entitles the holder to purchase one common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial Business Combination. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value”(defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise.

The Company may call the warrants for redemption (excluding the Private Warrants and any warrants underlying additional units issued to the Sponsor, initial stockholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company), in whole and not in part, at a price of $0.01 per warrant,

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	If, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities, and the $18.00 redemption trigger price will be adjusted to 180% of this amount.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Archimedes Tech SPAC Partners Co.” “our,” “us” or “we” refer to Archimedes Tech SPAC Partners Co. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were formed on September 15, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, though we intend to focus our search on a business operating in the technology industry. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

All activity through March 31, 2021 relates to our formation, IPO, which was consummated on March 15, 2021, and search for a prospective initial business combination target.

Results of Operations

As of March 31, 2021, we have not commenced any operations. All activity for the period from September 15, 2020 (inception) through March 31, 2021 relates to our formation, IPO and, after our IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended March 31, 2021, we had a net loss of $84,033, which was comprised of operating costs of $81,441, interest income of $525 from marketable securities held in our Trust Account, and unrealized loss on change in fair value of warrants of $3,117.

Liquidity and Capital Resources

On March 15, 2021, we consummated the IPO of 12,000,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $120,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 390,000 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor and EarlyBirdCapital, generating gross proceeds of $3,900,000.

On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds of $13,000,000. In connection with the underwriters’ exercise of their over-allotment option, we also consummated the sale of an additional 26,000 Private Units at $10.00 per Private Unit to the Sponsor and EarlyBirdCapital, generating gross proceeds of $260,000.

Following the closing of the IPO on March 15, 2021 and the underwriters’ partial exercise of over-allotment option on March 19, 2021, $133,000,000 from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Units was placed in the Trust Account and the remaining net proceeds was deposited in our operating bank account.

As of March 31, 2021, we had $963,695 in our operating bank account for our working capital needs.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $125,000. We fully paid the note to the Sponsor on March 15, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 6,858,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This matter was brought to our attention when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for Private Warrants issued in connection with the IPO, as described above. Although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on March 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on March 12, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2021, the Company consummated its IPO of 12,000,000 Public Units. Each Public Unit consists of i) one Public Subunit, which consists of one Public Share and one-quarter of one Public Warrant and ii) one-quarter of one Public Warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock, par value $0.0001 per share, for $11.50 per share. The Public Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $120,000,000. The Company paid the underwriters, in aggregate, a fixed underwriting discount of $2,400,000. The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,800,000 Public Units to cover over-allotments.

On March 15, 2021, simultaneously with the consummation of the IPO, the Company completed the Private Placement of an aggregate of 390,000 Private Units to the Sponsor and EarlyBirdCapital at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,900,000.

On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units. The Public Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $13,000,000. The Company paid the underwriters, in aggregate, a fixed underwriting discount of $260,000. Simultaneously with the exercise of the over-allotment option, the Company completed the Private Placement of an aggregate of 26,000 Private Units to the Sponsor and EarlyBirdCapital, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $260,000.

As of March 31, 2021, a total of $133,000,525 was held in the Trust Account, $133,000,000 of which is the proceeds from the IPO and Private Placement and $525 of which was interest income generated by the proceeds in Trust.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 10, 2021, by and between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated March 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement, dated March 10, 2021, by and between the Company’s sponsor, initial stockholders, officers and directors. (1)
10.2	Investment Management Trust Agreement, dated March 10, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Escrow Agreement, dated March 10, 2021, by and among the Company, Continental Stock Transfer & Trust Company and each of the initial shareholders of the Company. (1)
10.4	Registration Rights Agreement, dated March 10, 2021, by and among the Company, the Company’s sponsor, EarlyBirdCapital, Inc., and the initial shareholders of the Company. (1)
10.5	Indemnity Agreements, dated March 10, 2021, by and among the Company and the directors and officers of the Company (1)
10.6	Subscription Agreement, dated March 10, 2021, by and between the Company and Archimedes Tech SPAC Sponsors LLC. (1)
10.7	Subscription Agreement, dated March 10, 2021, by and between the Company and EarlyBirdCapital, Inc (1)
10.8	Administrative Services Agreement, dated March 10, 2021, between the Company and SPAC Partners LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHIMEDES TECH SPAC PARTNERS CO.

Date: July 26, 2021	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)