Form 10-Q
period 2021-06-30
Archimedes Tech Spac Partners Co
filed 2021-08-27
CIK 1840856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 27, 2021, there were 17,461,000 shares of the Company’s common stock, including shares of common stock underlying the units and subunits, $0.0001 par value per share, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS CO.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalent	$803,506	$-
Prepaid expenses	147,007	-
Total current assets	950,513	-
Marketable securities held in Trust Account	133,003,878	-
Total Assets	$133,954,391	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accrued offering costs and expenses	$73,918	$-
Due to related party	10,000	716
Total current liabilities	83,918	716
Warrant liability	196,416	-
Total liabilities	$280,334	$716

Commitments and Contingencies
Common stock subject to possible redemption, 13,300,000 shares and 0 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	$133,003,878	$-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,161,000 shares and 0 shares issued and outstanding (excluding 13,300,000 shares and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	416	-
Additional paid-in-capital	825,052	-
Retained earnings (accumulated deficit)	(155,289)	(716)
Total Stockholders’ Equity	$670,179	$(716)

Total Liabilities and Stockholders’ Equity	$133,954,391	$-

The accompanying notes are an integral part of these condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$150,901	$232,342
Loss from operations	(150,901)	(232,342)

Other income
Trust interest income	3,353	3,878
Unrealized gain on change in fair value of warrants	77,008	73,891
Total other income	80,361	77,769

Net loss	$(70,540)	$(154,573)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,300,000	7,833,702
Basic and diluted net income per share attributable to common stock subject to redemption	$(0.00)	$0.46

Basic and diluted weighted average shares outstanding, common stock	4,161,000	3,753,829
Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(1.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	$-	$(716)	$(716)
Sale of 12,000,000 Units through IPO	12,000,000	1,200	119,998,800	-	120,000,000
Sale of 1,300,000 Units through over-allotment	1,300,000	130	12,999,870	-	13,000,000
Sale of 416,000 Private Units in private placement	416,000	42	4,159,958	-	4,160,000
Issuance of representative shares	420,000	42	3,458	-	3,500
Common stock issued to initial stockholders	3,450,000	345	24,655	-	25,000
Forfeiture of founder shares	(125,000)	(13)	13	-	-
Underwriting fee	-	-	(2,660,000)	-	(2,660,000)
Offering costs charged to the stockholders’ equity	-	-	(428,847)	-	(428,847)
Initial classification of warrant liability	-	-	(270,307)	-	(270,307)
Reclassification of offering costs related to Public shares	-	-	2,886,166	-	2,886,166
Net loss	-	-	-	(84,033)	(84,033)
Subsequent measurement of common stock subject to possible redemption	(13,300,000)	(1,330)	(124,412,583)	-	(124,413,913)
Subsequent measurement of common stock subject to redemption	-	-	(11,472,253)	-	(11,472,253)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	-	-	(525)		(525)

Balance as of March 31, 2021	4,161,000	$416	$828,405	$(84,749)	$744,072
Net loss	-	-	-	(70,540)	(70,540)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	-	-	(3,353)		(3,353)

Balance as of June 30, 2021	4,161,000	$416	$825,052	$(155,289)	$670,179

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash flows from Operating Activities:
Net loss	$(154,573)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on change in fair value of warrants	(73,891)
Interest earned on marketable securities held in Trust Account	(3,878)
Changes in current assets and current liabilities:
Prepaid expenses	(147,007)
Accrued offering costs and expenses	73,918
Due to related party	9,284
Net cash used in operating activities	(296,147)

Cash Flows from Investing Activities:
Investment held in Trust Account	(133,000,000)
Net cash used in investing activities	(133,000,000)

Cash flows from Financing Activities:
Proceeds from IPO and over-allotment	133,000,000
Payment of underwriting fees	(2,660,000)
Proceeds from private placement	4,160,000
Proceeds from issuance of promissory note to related party	125,000
Payment to promissory note to related party	(125,000)
Proceeds from issuance of common stock to initial stockholders	25,000
Payment of deferred offering costs	(425,347)
Net cash provided by financing activities	134,099,653

Net change in cash	803,506
Cash, beginning of the period	-
Cash, end of the period	$803,506

Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$124,413,913
Reclassification of offering costs related to public shares	$(2,886,166)
Subsequent measurement of common stock subject to redemption	$11,472,253
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	$3,878
Forfeiture of founder shares	$13
Initial classification of warrant liability	$270,307

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

As of June 30, 2021, the Company had not commenced any revenue-generating operations. All activity for the period from September 15, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash outside the Trust Account of $803,506 available for its working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem Public Subunits. As of June 30, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Note 2 — Revision of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying shares of common stock) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Form 8-K filing on March 19, 2021 containing the IPO balance sheet as of March 15, 2021 and Form 10-Q filing on July 27, 2021 containing financial statements as of March 31, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior 8-K and 10-Q reports, but that correcting the cumulative impact of such errors would be significant to our statement of operations for the three months ended June 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its prior financial statements and classified all Public Subunits as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

Impact of the Revision

The impact of the revision on the audited balance sheet as of March 15, 2021 and unaudited interim condensed financial statements as of and for the three months ended March 31, 2021 are presented below.

	As Previously Reported	Adjustments	As Revised
Balance Sheet at March 15, 2021
Common stock subject to possible redemption	$116,095,120	$3,904,880	$120,000,000
Common stock	465	(39)	426
Additional paid-in capital	5,004,068	(4,158,254)	845,814

Balance Sheet at March 31, 2021
Common stock subject to possible redemption	$128,744,590	$4,255,935	$133,000,525
Common stock	459	(43)	416
Additional paid-in capital	5,084,297	(4,255,892)	828,405

Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	2,059,408	247,259	2,306,667
Basic and diluted weighted average shares outstanding, common stock	3,856,614	(514,481)	3,342,133
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.00	$2.93	$2.93
Basic and diluted net income (loss) per share, common stock not subject to redemption	$(0.02)	$(2.03)	$(2.05)

Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$115,841,700	$8,572,213	$124,413,913
Change in value of common stock subject to possible redemption	$12,902,890	$(12,902,365)	$-
Reclassification of offering costs related to public shares	$-	$(2,886,166)	$(2,886,166)
Subsequent measurement of common stock subject to redemption	$-	$11,472,253	$11,472,253
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	$-	$525	$525

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $803,506 of cash held outside of the Trust Account as of June 30, 2021 and no cash held outside of the Trust Account as of December 31, 2020. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the Company had $133,003,878 in the Trust Account which may be utilized for Business Combination. As of June 30, 2021, the assets held in the Trust Account were invested in Treasury Securities consisting of money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the public shares and 24% for the founder non-redeemable shares for the three months ended June 30, 2021, and a ratio of 68% for the public shares and 32% for the founder non-redeemable shares for the six months ended June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Net loss	$(70,540)	$(154,573)
Accretion of temporary equity to redemption value	(3,353)	(11,476,131)
Net loss including accretion of temporary equity to redemption value	$(73,893)	$(11,630,704)

	For the three months ended		For the six months ended
	June 30, 2021		June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(56,284)	$(17,609)	$(7,862,889)	$(3,767,815)
Accretion of temporary equity to redemption value	3,353	—	11,476,131	—
Allocation of net income (loss)	$(52,931)	$(17,609)	$3,613,242	$(3,767,815)

Denominator:
Weighted-average shares outstanding	13,300,000	4,161,000	7,833,702	3,753,829
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.46	$(1.00)

In connection with the underwriters’ partial exercise of their over-allotment option on March 19, 2021, 325,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2021.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 — Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of common stock, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 10, 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 3,450,000 founder shares outstanding and held by the Sponsor and the Company’s directors (up to 450,000 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units. As a result, 125,000 founder shares were forfeited as of June 30, 2021.

On the date of the IPO, the Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions) for a period ending on (1) with respect to 50% of the founder shares, the earlier of one year after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after Company’s initial Business Combination and (2) with respect to the remaining 50% of the founder shares, one year after the date of Company’s consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due to Related Party

The balance of $10,000 represents the amount accrued for the administrative support services provided by affiliate of the Chief Executive Officer.

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

Related Party Loans

In order to meet the working capital needs following the consummation of the IPO if the funds not held in the Trust Account are insufficient, the Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of (i) one subunit, which consists of one share of common stock and one-quarter of one warrant, and (ii) one-quarter of one warrant, where the common stock and warrants would be identical to the common stock and warrants included in the Private Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no other proceeds from the Trust Account would be used for such repayment. At June 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the Effective Date of the registration statement through the acquisition of a target business, the Company will pay an affiliate of the Chief Executive Officer, an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. As of June 30, 2021, the Company has recorded $37,097 for the period from March 10, 2021 through June 30, 2021.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Fund held in Trust Account	$133,003,878	$133,003,878	$-	$-
	$133,003,878	$133,003,878	$-	$-
Liabilities:
Warrant Liability	$196,416	$-	$-	$196,416
	$196,416	$-	$-	$196,416

The estimated fair value of the warrant liability on March 15, 2021 and June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at March 15, 2021:

Input	March 15, 2021
Expected term (years)	5.99
Expected volatility	24.30%
Risk-free interest rate	1.06%
Stock price	$9.36
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at June 30, 2021:

Input	June 30, 2021
Expected term (years)	5.65
Expected volatility	17.20%
Risk-free interest rate	0.98%
Stock price	$9.55
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the warrant liability for the six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	270,307
Change in fair value	(73,891)

Fair value as of June 30, 2021	$196,416

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock at par value of $0.0001 per share. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021, there were 4,161,000 shares of common stock issued and outstanding, excluding 13,300,000 shares of common stock subject to possible redemption.

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

All activity through June 30, 2021 relates to our formation, IPO, which was consummated on March 15, 2021, and search for a prospective initial business combination target.

Results of Operations

As of June 30, 2021, we have not commenced any operations. All activity for the period from September 15, 2020 (inception) through June 30, 2021 relates to our formation, IPO and, after our IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended June 30, 2021, we had a net loss of $70,540, which was comprised of operating costs of $150,901, interest income of $3,353 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $77,008.

For the six months ended June 30, 2021, we had a net loss of $154,573, which was comprised of operating costs of $232,342, interest income of $3,878 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $73,891.

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

As of June 30, 2021, we had $803,506 in our operating bank account for our working capital needs.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 6,858,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, we have enhanced in our internal control over financial reporting related to accounting for the Private Warrants through adoption of liability accounting for our Private Warrants as well as the retention of third-party professionals to provide quarterly warrant valuation analysis. As a result, we believe the material weakness in internal controls disclosed in the Form 10-Q for the three-month ended March 31, 2021 has been addressed. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

As of June 30, 2021, a total of $133,003,878 was held in the Trust Account, $133,000,000 of which is the proceeds from the IPO and Private Placement and $3,878 of which was interest income generated by the proceeds in Trust.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 10, 2021, by and between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated March 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement, dated March 10, 2021, by and between the Company’s sponsor, initial stockholders, officers and directors. (1)
10.2	Investment Management Trust Agreement, dated March 10, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Escrow Agreement, dated March 10, 2021, by and among the Company, Continental Stock Transfer & Trust Company and each of the initial stockholders of the Company. (1)
10.4	Registration Rights Agreement, dated March 10, 2021, by and among the Company, the Company’s sponsor, EarlyBirdCapital, Inc., and the initial stockholders of the Company. (1)
10.5	Indemnity Agreements, dated March 10, 2021, by and among the Company and the directors and officers of the Company (1)
10.6	Subscription Agreement, dated March 10, 2021, by and between the Company and Archimedes Tech SPAC Sponsors LLC. (1)
10.7	Subscription Agreement, dated March 10, 2021, by and between the Company and EarlyBirdCapital, Inc (1)
10.8	Administrative Services Agreement, dated March 10, 2021, between the Company and SPAC Partners LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHIMEDES TECH SPAC PARTNERS CO.

Date: August 27, 2021	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)