Form 10-Q
period 2021-09-30
Archimedes Tech Spac Partners Co
filed 2021-11-15
CIK 1840856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 17,461,000 shares of the Company’s common stock, including shares of common stock underlying the units and subunits, $0.0001 par value per share, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS CO.

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 15, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and for the period from September 15, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from September 15, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalent	$628,652	$-
Prepaid expenses	134,478	-
Total current assets	763,130	-
Marketable securities held in Trust Account	133,007,230	-
Total Assets	$133,770,360	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accrued offering costs and expenses	$126,019	$-
Due to related party	-	716
Total current liabilities	126,019	716
Warrant liability	161,359	-
Total liabilities	$287,378	$716

Commitments and Contingencies
Common stock subject to possible redemption, 13,300,000 shares and 0 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	$133,007,230	$-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,161,000 shares and 0 shares issued and outstanding (excluding 13,300,000 shares and 0 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	416	-
Additional paid-in-capital	821,700	-
Accumulated deficit	(346,364)	(716)
Total Stockholders’ Equity	$475,752	$(716)

Total Liabilities and Stockholders’ Equity	$133,770,360	$-

The accompanying notes are an integral part of these condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from September 15, 2020 (Inception) to September 30, 2020
Formation and operating costs	$229,484	$461,826	$716
Loss from operations	(229,484)	(461,826)	(716)

Other income
Trust interest income	3,352	7,230	-
Unrealized gain on change in fair value of warrants	35,057	108,948	-
Total other income	38,409	116,178	-

Net loss	$(191,075)	$(345,648)	$(716)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,300,000	9,675,824	-
Basic and diluted net (loss) income per share attributable to common stock subject to redemption	$(0.01)	$0.31	$-

Basic and diluted weighted average shares outstanding, common stock	4,161,000	3,891,044	-
Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.87)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	$-	$(716)	$(716)
Sale of 12,000,000 Units through IPO	12,000,000	1,200	119,998,800	-	120,000,000
Sale of 1,300,000 Units through over-allotment	1,300,000	130	12,999,870	-	13,000,000
Sale of 416,000 Private Units in private placement	416,000	42	4,159,958	-	4,160,000
Issuance of representative shares	420,000	42	3,458	-	3,500
Common stock issued to initial stockholders	3,450,000	345	24,655	-	25,000
Forfeiture of founder shares	(125,000)	(13)	13	-	-
Underwriting fee	-	-	(2,660,000)	-	(2,660,000)
Offering costs charged to the stockholders’ equity	-	-	(428,847)	-	(428,847)
Initial classification of warrant liability	-	-	(270,307)	-	(270,307)
Reclassification of offering costs related to Public Shares	-	-	2,886,166	-	2,886,166
Net loss	-	-	-	(154,573)	(154,573)
Subsequent measurement of common stock subject to possible redemption	(13,300,000)	(1,330)	(124,412,583)	-	(124,413,913)
Subsequent measurement of common stock subject to redemption	-	-	(11,472,253)	-	(11,472,253)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	-	-	(3,878)		(3,878)

Balance as of June 30, 2021	4,161,000	$416	$825,052	$(155,289)	$670,179
Net loss	-	-	-	(191,075)	(191,075)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	-	-	(3,352)	-	(3,352)

Balance as of September 30, 2021	4,161,000	$416	$821,700	$(346,364)	$475,752

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 15, 2020 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(716)	(716)

Balance as of September 30, 2020	-	$-	$-	$(716)	$(716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from September 15, 2020 (Inception) to September 30, 2020

Cash flows from Operating Activities:
Net loss	$(345,648)	$(716)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on change in fair value of warrants	(108,948)	-
Interest earned on marketable securities held in Trust Account	(7,230)	-
Changes in current assets and current liabilities:
Prepaid expenses	(134,478)	-
Accrued offering costs and expenses	126,019	716
Due to related party	(716)	-
Net cash used in operating activities	(471,001)	-

Cash Flows from Investing Activities:
Investment held in Trust Account	(133,000,000)	-
Net cash used in investing activities	(133,000,000)	-

Cash flows from Financing Activities:
Proceeds from IPO and over-allotment	133,000,000	-
Payment of underwriting fees	(2,660,000)	-
Proceeds from private placement	4,160,000	-
Proceeds from issuance of promissory note to related party	125,000	-
Payment to promissory note to related party	(125,000)	-
Proceeds from issuance of common stock to initial stockholders	25,000	-
Payment of deferred offering costs	(425,347)	-
Net cash provided by financing activities	134,099,653	-

Net change in cash	628,652	-
Cash, beginning of the period	-	-
Cash, end of the period	$628,652	$-

Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$124,413,913	$-
Reclassification of offering costs related to Public Shares	$(2,886,166)	$-
Subsequent measurement of common stock subject to redemption	$11,472,253	$-
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	$7,230	$-
Forfeiture of founder shares	$13	$-
Initial classification of warrant liability	$270,307	$-

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

As of September 30, 2021, the Company had not commenced any revenue-generating operations. All activity for the period from September 15, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income or expense, as applicable.

The Company’s sponsor is Archimedes Tech SPAC Sponsors LLC, a Delaware limited liability company (the “Sponsor”).

References to the Company’s “initial stockholders” refer to the Company’s stockholders prior to the IPO, excluding the holders of the Representative Shares (See Note 8).

Financing

The registration statement for the Company’s IPO was declared effective on March 10, 2021 (the “Effective Date”). As discussed in Note 4, on March 15, 2021, the Company consummated the IPO of 12,000,000 units, (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $120,000,000.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had cash outside the Trust Account of $628,652 available for its working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem Public Subunits. As of September 30, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through receipt of $25,000 from the sale of Founder Shares (see Note 6), advances from the Sponsor in an aggregate amount of $125,000 under an unsecured promissory note, which were repaid upon the closing of the IPO (see Note 6). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the net proceeds from the IPO and Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

The Company anticipates that the $628,652 outside of the Trust account as of September 30, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Furthermore, if the Company is not able to consummate a Business Combination by September 15, 2022, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Revision of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying shares of common stock) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Form 8-K filing on March 19, 2021 containing the IPO balance sheet as of March 15, 2021 and Form 10-Q filing on July 27, 2021 containing financial statements as of March 31, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior 8-K and 10-Q reports, but that correcting the cumulative impact of such errors would be significant to our financial statements for the three months and nine months ended September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its prior financial statements and classified all Public Subunits as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $628,652 of cash held outside of the Trust Account as of September 30, 2021 and no cash held outside of the Trust Account as of December 31, 2020. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the Company had $133,007,230 in the Trust Account which may be utilized for Business Combination. As of September 30, 2021, the assets held in the Trust Account were invested in Treasury Securities consisting of money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share and income (loss) per founder non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the Public Shares and 24% for the founder non-redeemable shares for the three months ended September 30, 2021, and a ratio of 71% for the Public Shares and 29% for the founder non-redeemable shares for the nine months ended September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Net loss	$(191,075)	$(345,648)
Accretion of temporary equity to redemption value	(3,352)	(11,479,483)
Net loss including accretion of temporary equity to redemption value	$(194,427)	$(11,825,131)

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(148,095)	$(46,332)	$(8,433,626)	$(3,391,505)
Accretion of temporary equity to redemption value	3,352	-	11,479,483	-
Allocation of net income (loss)	$(144,743)	$(46,332)	$3,045,857	$(3,391,505)

Denominator:
Weighted-average shares outstanding	13,300,000	4,161,000	9,675,824	3,891,044
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.31	$(0.87)

In connection with the underwriters’ partial exercise of their over-allotment option on March 19, 2021, 325,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021.

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

Note 6 — Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of common stock, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 10, 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 3,450,000 founder shares outstanding and held by the Sponsor and the Company’s directors (up to 450,000 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units. As a result, 125,000 founder shares were forfeited as of September 30, 2021.

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

Related Party Loans

In order to meet the working capital needs following the consummation of the IPO if the funds not held in the Trust Account are insufficient, the Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of (i) one subunit, which consists of one share of common stock and one-quarter of one warrant, and (ii) one-quarter of one warrant, where the common stock and warrants would be identical to the common stock and warrants included in the Private Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no other proceeds from the Trust Account would be used for such repayment. At September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the Effective Date of the registration statement through the acquisition of a target business, the Company will pay an affiliate of the Chief Executive Officer, an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. As of September 30, 2021, the Company has recorded $30,000 and 67,097, respectively, for the three months ended September 30, 2021 and for the period from March 10, 2021 through September 30, 2021.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Fund held in Trust Account	$133,007,230	$133,007,230	$-	$-
	$133,007,230	$133,007,230	$-	$-
Liabilities:
Warrant Liability	$161,359	$-	$-	$161,359
	$161,359	$-	$-	$161,359

The estimated fair value of the warrant liability on March 15, 2021 and September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at March 15, 2021:

Input	March 15, 2021
Expected term (years)	5.99
Expected volatility	24.3%
Risk-free interest rate	1.06%
Stock price	$9.36
Dividend yield	0%
Exercise price	$11.5

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at September 30, 2021:

Input	September 30, 2021
Expected term (years)	5.52
Expected volatility	14.8%
Risk-free interest rate	1.07%
Stock price	$9.61
Dividend yield	0%
Exercise price	$11.5

The following table sets forth a summary of the changes in the fair value of the warrant liability for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	270,307
Change in fair value	(108,948)

Fair value as of September 30, 2021	$161,359

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

Business Combination Legal Services Agreement

The Company has entered into an agreement with its legal counsel, Loeb & Loeb (“Loeb”), whereby the Company is required to pay a total of $250,000 in retainer fees to Loeb for services related to the initial Business Combination upon the completion of certain milestones. The balance of any additional legal fees incurred related to the initial Business Combination will be due at the closing of the SPAC Merger. As of September 30, 2021, the Company had paid a total of $50,000 of retainer fees to Loeb.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock at par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021, there were 4,161,000 shares of common stock issued and outstanding, excluding 13,300,000 shares of common stock subject to possible redemption.

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

All activity through September 30, 2021 relates to our formation, IPO, which was consummated on March 15, 2021, and search for a prospective initial business combination target.

Results of Operations

As of September 30, 2021, we have not commenced any operations. All activity for the period from September 15, 2020 (inception) through September 30, 2021 relates to our formation, IPO and, after our IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended September 30, 2021, we had a net loss of $191,075, which was comprised of operating costs of $229,484, interest income of $3,352 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $35,057.

For the nine months ended September 30, 2021, we had a net loss of $345,648, which was comprised of operating costs of $461,826, interest income of $7,230 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $108,948.

For the period from September 15, 2020 (inception) through September 30, 2020, we had a net loss of $716, which was comprised of operating costs of $716.

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

As of September 30, 2021, we had $628,652 of cash held outside of the Trust Account for our working capital needs.

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

We anticipate that the $628,652 outside of the Trust account as of September 30, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by September 15, 2022, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments by continuing to recognize all Public Shares as temporary equity. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies. However, as of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on March 12, 2021. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on March 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the company.

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

ARCHIMEDES TECH SPAC PARTNERS CO.

Date: November 15, 2021	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)