Form 10-Q/A
period 2021-09-30
Archimedes Tech Spac Partners Co
filed 2022-01-10
CIK 1840856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 10, 2022, there were 17,461,000 shares of the Company’s common stock, including shares of common stock underlying the units and subunits, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Archimedes Tech SPAC Partners Co., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Archimedes Tech SPAC Partners Co. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “First Amended Filing”).

On November 15, 2021, Archimedes Tech SPAC Partners Co. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Prior Period Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of public subunits (and the underlying shares of common stock) subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 15, 2021. As described in Note 2, upon its IPO, the Company classified a portion of its public subunits (and the underlying shares of common stock) in permanent equity. The Company’s management re-evaluated the conclusion and, as a result, corrected the error by reclassifying all common stock underlying the public subunits subject to redemption as temporary equity. This resulted in a revision to the initial carrying value of the common stock underlying the public subunits subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), and common stock.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its prior period financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the common stock underlying the public subunits and change to the Company’s presentation of earnings per share is material quantitatively and the Company should restate its previously issued financial statements.

Therefore, on December 21, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of March 15, 2021 included in the Company’s Form 8-K filed with the SEC on March 19, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on July 27, 2021 (part of the “Affected Periods”), should be restated to report all public subunits as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the aforementioned periods in this Quarterly Report on Form 10-Q/A.

Additionally, the Company had re-evaluated the fair value of the representative shares that had been issued on January 13, 2021, prior to the IPO, and concluded that the fair value the Company had previously used for the representative shares was incorrect. The correction to the value of the representative shares would impact the allocation of the proceeds recorded by the Company upon the closing of the IPO on March 15, 2021, which in turn impacts the deemed dividend and thus the earnings per share of the Company that was reported in the Company’s financial statements as of March 31, 2021, June 30, 2021, and September 30, 2021 included in the Form 10-Q filed on July 27, 2021, August 27, 2021, and November 15, 2021, respectively (part of the “Affected Periods”).

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate or revise its financial statements. However, after management re-evaluated this conclusion in conjunction with the Company’s decision to restate its previously issued financial statements to report all of the Company’s redeemable public subunits as temporary equity, management concluded that the Company should restate its previously issued financial statements to correct the fair value of the representative shares as well.

Therefore, on January 7, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, June 30, 2021, and September 30, 2021 filed with the SEC on July 27, 2021, August 27, 2021, and November 15, 2021, respectively, should be restated to correct the fair value of the representative shares and should no longer be relied upon. As such, the Company will restate its financial statements for the aforementioned periods in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that, in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Quarterly Report on Form 10-Q/A.

ARCHIMEDES TECH SPAC PARTNERS CO.

Quarterly Report on Form 10-Q/A

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalent	$628,652	$-
Prepaid expenses	134,478	-
Total current assets	763,130	-
Marketable securities held in Trust Account	133,007,230	-
Total Assets	$133,770,360	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accrued offering costs and expenses	$126,019	$-
Due to related party	-	716
Total current liabilities	126,019	716
Warrant liability	161,359	-
Total liabilities	$287,378	$716

Commitments and Contingencies
Common stock subject to possible redemption, 13,300,000 shares and 0 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	$133,007,230	$-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.0001 par value; 100,000,000 shares and 31,000,000 shares authorized, 4,161,000 shares and 0 shares issued and outstanding (excluding 13,300,000 shares and 0 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	416	-
Additional paid-in-capital	821,700	-
Accumulated deficit	(346,364)	(716)
Total Stockholders’ Equity	$475,752	$(716)

Total Liabilities and Stockholders’ Equity	$133,770,360	$-

The accompanying notes are an integral part of these condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from September 15, 2020 (Inception) to September 30, 2020
Formation and operating costs	$229,484	$461,826	$716
Loss from operations	(229,484)	(461,826)	(716)

Other income
Trust interest income	3,352	7,230	-
Unrealized gain on change in fair value of warrants	35,057	108,948	-
Total other income	38,409	116,178	-

Net loss	$(191,075)	$(345,648)	$(716)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,300,000	9,675,824	-
Basic and diluted net (loss) income per share attributable to common stock subject to redemption	$(0.01)	$0.37	$-

Basic and diluted weighted average shares outstanding, common stock	4,161,000	3,891,044	-
Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(1.01)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	$-	$(716)	$(716)
Sale of 12,000,000 Units through IPO	12,000,000	1,200	119,998,800	-	120,000,000
Sale of 1,300,000 Units through over-allotment	1,300,000	130	12,999,870	-	13,000,000
Sale of 416,000 Private Units in private placement	416,000	42	4,159,958	-	4,160,000
Issuance of representative shares	420,000	42	2,024,421	-	2,024,463
Common stock issued to initial stockholders	3,450,000	345	24,655	-	25,000
Forfeiture of founder shares	(125,000)	(13)	13	-	-
Underwriting fee	-	-	(2,660,000)	-	(2,660,000)
Offering costs charged to the stockholders’ equity	-	-	(2,449,810)	-	(2,449,810)
Initial classification of warrant liability	-	-	(270,307)	-	(270,307)
Reclassification of offering costs related to Public Shares	-	-	4,779,936	-	4,779,936
Net loss	-	-	-	(154,573)	(154,573)
Subsequent measurement of common stock subject to possible redemption	(13,300,000)	(1,330)	(124,412,583)	-	(124,413,913)
Subsequent measurement of common stock subject to redemption	-	-	(13,366,023)	-	(13,366,023)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	-	-	(3,878)		(3,878)

Balance as of June 30, 2021	4,161,000	$416	$825,052	$(155,289)	$670,179
Net loss	-	-	-	(191,075)	(191,075)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	-	-	(3,352)	-	(3,352)

Balance as of September 30, 2021	4,161,000	$416	$821,700	$(346,364)	$475,752

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 15, 2020 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(716)	(716)

Balance as of September 30, 2020	-	$-	$-	$(716)	$(716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from September 15, 2020 (Inception) to September 30, 2020

Cash flows from Operating Activities:
Net loss	$(345,648)	$(716)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on change in fair value of warrants	(108,948)	-
Interest earned on marketable securities held in Trust Account	(7,230)	-
Changes in current assets and current liabilities:
Prepaid expenses	(134,478)	-
Accrued offering costs and expenses	126,019	716
Due to related party	(716)	-
Net cash used in operating activities	(471,001)	-

Cash Flows from Investing Activities:
Investment held in Trust Account	(133,000,000)	-
Net cash used in investing activities	(133,000,000)	-

Cash flows from Financing Activities:
Proceeds from IPO and over-allotment	133,000,000	-
Payment of underwriting fees	(2,660,000)	-
Proceeds from private placement	4,160,000	-
Proceeds from issuance of promissory note to related party	125,000	-
Payment to promissory note to related party	(125,000)	-
Proceeds from issuance of common stock to initial stockholders	25,000	-
Payment of deferred offering costs	(425,347)	-
Net cash provided by financing activities	134,099,653	-

Net change in cash	628,652	-
Cash, beginning of the period	-	-
Cash, end of the period	$628,652	$-

Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$124,413,913	$-
Reclassification of offering costs related to Public Shares	$(4,779,936)	$-
Subsequent measurement of common stock subject to redemption	$13,366,023	$-
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	$7,230	$-
Forfeiture of founder shares	$13	$-
Initial classification of warrant liability	$270,307	$-

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

On November 15, 2021, the Company entered into a definitive merger agreement with SoundHound Inc., a voice artificial intelligence company, pursuant to which the two companies agreed to consummate a Business Combination (the “Merger Agreement”). The total consideration to be paid by the Company to SoundHound is $2 billion in equity of the Company, with outstanding SoundHound stock options and warrants included on a net exercise basis. In connection with the Business Combination, certain accredited investors committed to purchase 11.1 million shares of Class A common stock of the combined company at a price of $10.00 per share, for total gross proceeds of $111 million, in a private placement that is scheduled to close concurrently with the Business Combination.

Additional information about the Merger Agreement and related transactions can be found in the Current Report on Form 8-K filed on November 16, 2021.

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

Transaction costs amounted to $4,849,810 consisting of $2,400,000 of underwriting discount and $2,449,810 of other offering costs.

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

Note 2 — Restatement of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying shares of common stock) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. Additionally, the Company’s management re-evaluated the fair value of the Representative Shares and concluded that the fair value the Company had previously used for the Representative Shares were incorrect and needs to be restated. The identified errors impacted the Company’s Form 8-K filing on March 19, 2021 containing the IPO balance sheet as of March 15, 2021, Form 10-Q filing on July 27, 2021 containing financial statements as of March 31, 2021, Form 10-Q filing on August 27, 2021 containing financial statements as of June 30, 2021, and Form 10-Q filing on November 15, 2021 containing financial statements as of September 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were material to the aforementioned 8-K and 10-Q filings, and that correcting the cumulative impact of such errors would be significant to our financial statements for the three months and nine months ended September 30, 2021. Accordingly, the Company has corrected such material errors by restating its prior financial statements and classified all Public Subunits as temporary equity as well as restating the fair value of the Representative Shares. The Company will also correct previously reported financial information for such material errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

Impact of the Restatement

The impact of the restatement on the audited balance sheet as of March 15, 2021 and unaudited interim condensed financial statements as of and for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021 are presented below.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at March 15, 2021
Common stock subject to possible redemption	$116,095,120	$3,904,880	$120,000,000
Common stock	465	(39)	426
Additional paid-in capital	5,004,068	(4,158,254)	845,814

Balance Sheet at March 31, 2021
Common stock subject to possible redemption	$128,744,590	$4,255,935	$133,000,525
Common stock	459	(43)	416
Additional paid-in capital	5,084,297	(4,255,892)	828,405

Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	2,059,408	247,259	2,306,667
Basic and diluted weighted average shares outstanding, common stock	3,856,614	(514,481)	3,342,133
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.00	$3.41	$3.41
Basic and diluted net income (loss) per share, common stock not subject to redemption	$(0.02)	$(2.36)	$(2.38)

Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021
Issuance of representative shares - Additional Paid-in-Capital	$3,458	$2,020,963	$2,024,421
Issuance of representative shares - Stockholders' Equity (Deficit)	3,500	2,020,963	2,024,463
Offering costs charged to the Stockholders' equity	(428,847)	(2,020,963)	(2,449,810)
Reclassification of offering costs related to public shares	$-	$4,779,936	$4,779,936
Subsequent measurement of common stock subject to redemption	$-	$(13,366,023)	$(13,366,023)

Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$115,841,700	$8,572,213	$124,413,913
Change in value of common stock subject to possible redemption	$12,902,890	$(12,902,365)	$-
Reclassification of offering costs related to public shares	$-	$(4,779,936)	$(4,779,936)
Subsequent measurement of common stock subject to redemption	$-	$13,366,023	$13,366,023
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	$-	$525	$525

Statement of Operations for the six months ended June 30, 2021
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.46	$0.08	$0.54
Basic and diluted net income (loss) per share, common stock not subject to redemption	$(1.00)	$(0.17)	$(1.17)

Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2021
Issuance of representative shares - Additional Paid-in-Capital	$3,458	$2,020,963	$2,024,421
Issuance of representative shares - Stockholders' Equity (Deficit)	3,500	2,020,963	2,024,463
Offering costs charged to the Stockholders' equity	(428,847)	(2,020,963)	(2,449,810)
Reclassification of offering costs related to public shares	$2,886,166	$1,893,770	$4,779,936
Subsequent measurement of common stock subject to redemption	$(11,472,253)	$(1,893,770)	$(13,366,023)

Statement of Cash Flows for the six months ended June 30, 2021
Reclassification of offering costs related to public shares	$(2,886,166)	$(1,893,770)	$(4,779,936)
Subsequent measurement of common stock subject to redemption	$11,472,253	$1,893,770	$13,366,023

Statement of Operations for the nine months ended September 30, 2021
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.31	$0.06	$0.37
Basic and diluted net income (loss) per share, common stock not subject to redemption	$(0.87)	$(0.14)	$(1.01)

Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2021
Issuance of representative shares - Additional Paid-in-Capital	$3,458	$2,020,963	$2,024,421
Issuance of representative shares - Stockholders' Equity (Deficit)	3,500	2,020,963	2,024,463
Offering costs charged to the Stockholders' equity	(428,847)	(2,020,963)	(2,449,810)
Reclassification of offering costs related to public shares	$2,886,166	$1,893,770	$4,779,936
Subsequent measurement of common stock subject to redemption	$(11,472,253)	$(1,893,770)	$(13,366,023)

Statement of Cash Flows for the nine months ended September 30, 2021
Reclassification of offering costs related to public shares	$(2,886,166)	$(1,893,770)	$(4,779,936)
Subsequent measurement of common stock subject to redemption	$11,472,253	$1,893,770	$13,366,023

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

The Company’s warrant liability and the fair value of its Representative Shares are based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability and the fair value of its Representative Shares are classified as Level 3. See Note 7 for additional information on assets, liabilities and Representative Shares measured at fair value.

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

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Net loss	$(191,075)	$(345,648)
Accretion of temporary equity to redemption value	(3,352)	(13,373,253)
Net loss including accretion of temporary equity to redemption value	$(194,427)	$(13,718,901)

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(148,095)	$(46,332)	$(9,784,253)	$(3,934,648)
Accretion of temporary equity to redemption value	3,352	-	13,373,253	-
Allocation of net income (loss)	$(144,743)	$(46,332)	$3,589,000	$(3,934,648)

Denominator:
Weighted-average shares outstanding	13,300,000	4,161,000	9,675,824	3,891,044
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.37	$(1.01)

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of March 15, 2021, offering costs in the aggregate of $4,849,810 have been charged to stockholders’ equity (consisting of $2,400,000 of underwriting discount and $2,449,810 of other offering costs).

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

On the date of the IPO, the Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer& Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions) for a period ending on (1) with respect to 50% of the founder shares, the earlier of one year after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after Company’s initial Business Combination and (2) with respect to the remaining 50% of the founder shares, one year after the date of Company’s consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Note 7 — Fair Value Measurements

Non-Recurring Fair Value Measurement

The following table presents information about the Company’s Representative Shares that were measured at fair value on a non-recurring basis as of January 13, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	January 13,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Stockholders’ Equity:
Representative Shares	$2,024,463	$	$-	$2,024,463
	$2,024,463	$	$-	$2,024,463

The estimated fair value of the Representative Shares on January 13, 2021, the date the Representative Shares were issued, was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model utilizing the probability weighted expected return method are assumptions related to the expected stock-price volatility (pre-merger), the risk-free interest rate, and the expected restricted term. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected restricted term of the Representative Shares. The expected restricted term of the Representative Shares is simulated based on management assumptions regarding the timing and likelihood of completing the IPO and a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Representative Shares were as follows at January 13, 2021:

Input	January 13, 2021
Restricted term (years)	1.11
Expected volatility	12.5%
Risk-free interest rate	0.12%
Stock price	$9.37
Dividend yield	0%

Recurring Fair Value Measurement

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

Representative Shares

On January 13, 2021, the Company has issued to EarlyBirdCapital and its designees an aggregate of 350,000 representative shares at a purchase price of $0.0001 per share (the “Representative Shares”). The fair value of the Representative Shares was determined to be $2,024,463 (See Note 7). On March 10, 2021, the Company effected a stock dividend of 0.2 shares of common stock for every share of common stock outstanding, resulting in an additional 70,000 representative shares issued to EarlyBirdCapital for no consideration and an aggregate of 420,000 representative shares outstanding. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Note 10 — Subsequent Events

On November 15, 2021, the Company entered into the Merger Agreement with SoundHound Inc., a voice artificial intelligence company, pursuant to which the two companies agreed to consummate a Business Combination. The total consideration to be paid by the Company to SoundHound is $2 billion in equity of the Company, with outstanding SoundHound stock options and warrants included on a net exercise basis. In connection with the Business Combination, certain accredited investors committed to purchase 11.1 million shares of Class A common stock of the combined company at a price of $10.00 per share, for total gross proceeds of $111 million, in a private placement that is scheduled to close concurrently with the Business Combination.

Additional information about the Merger Agreement and related transactions can be found in the Current Report on Form 8-K filed on November 16, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

On November 15, 2021, we entered into a definitive merger agreement with SoundHound Inc., a voice artificial intelligence company, pursuant to which the two companies agreed to consummate a Business Combination (the “Merger Agreement”). The total consideration to be paid to SoundHound is $2 billion in equity of the Company, with outstanding SoundHound stock options and warrants included on a net exercise basis. In connection with the Business Combination, certain accredited investors committed to purchase 11.1 million shares of Class A common stock of the combined company at a price of $10.00 per share, for total gross proceeds of $111 million, in a private placement that is scheduled to close concurrently with the Business Combination.

Additional information about the Merger Agreement and related transactions can be found in the Current Report on Form 8-K filed on November 16, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to the Company’s accounting for complex financial instruments. This material weakness resulted in the restatement of the Company’s balance sheet as of March 15, 2021, and its interim financial statements for the quarter ended March 31, 2021; June 30, 2021; and September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments and Representative Shares by continuing to recognize all Public Subunits as temporary equity and adopting a more robust approach to assessing the fair value of our equity instruments. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

ARCHIMEDES TECH SPAC PARTNERS CO.

Date: January 10, 2022	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 10, 2022	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)