Form 10-K
period 2021-12-31
Archimedes Tech Spac Partners Co
filed 2022-03-09
CIK 1840856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40193

Archimedes Tech SPAC Partners Co.

(Exact name of registrant as specified in its charter)

Delaware	86-1286799
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2093 Philadelphia Pike #1968 Claymont, DE 19703	19703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 560-4753

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one subunit and one-quarter of one warrant	ATSPU	The Nasdaq Stock Market LLC

Subunits included as part of the units, each consisting of one share of common stock, $0.0001 par value, and one-quarter of one warrant	ATSPT	The Nasdaq Stock Market LLC

Common stock, par value $0.0001 per share	ATSP	The Nasdaq Stock Market LLC

Redeemable warrants	ATSPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Auditor PCAOB ID Number: 1195 Auditor Name: UHY LLP Auditor Location: New York, New York, United States of America

At June 30, 2021, the aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was $137,740,405 based on the closing price of the Registrant’s subunits on the Nasdaq Stock Market on that date. The Registrant’s subunits include one share of common stock and one-quarter of one warrant.

The number of shares outstanding of the Registrant’s shares of common stock as of March 9, 2022 was 17,461,000, including shares of common stock underlying the units and subunits.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Archimedes Tech SPAC Partners Co.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Archimedes Tech SPAC Partners Co.

Introduction

We are a blank check company formed under the laws of the State of Delaware on September 15, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” To date, our efforts have been limited to organizational activities as well as activities related to identifying target businesses and consummating our initial business combination with a target business. Our initial business combination and value creation strategy is to identify, acquire and, after our initial business combination, assist in the growth of a technology business in the United States. Our focus will be on the artificial intelligence, cloud services and automotive technology sectors. However, we are not limited to the technology industry, or the named sectors, and we may pursue a business combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities outside of the United States.

Our Chairman, Dr. Eric R. Ball, and special advisor, Mr. Brent Callinicos, both have long track records of senior management leadership in high growth technology companies. Within the technology industry, our initial focus will be on the artificial intelligence, cloud services and automotive technology sectors. Our management team possesses a strong understanding of the SPAC structure and market. Our Chief Executive Officer, Stephen N. Cannon, has served as a member of management for seven SPACs that have completed initial public offerings, four of which have consummated a business combination.

Dr. Eric R. Ball, our Chairman, is the founder and General Partner of Impact Venture Capital, or Impact VC. Impact VC is a Silicon Valley based venture firm investing in early-stage applied artificial intelligence startup companies since 2016. Previously Mr. Ball held several senior level management positions in high growth technology companies. He was the Chief Financial Officer for C3.AI from 2015 to 2016. Prior to that Dr. Ball spent over a decade with Oracle Corp, including acting as Senior Vice President & Treasurer, and previously was a senior financial professional for Flextronics International, Cisco Systems, Avery Dennison, and AT&T. Dr. Ball has served as advisor and board member of several technology companies, including currently serving as chairman of the audit committee for the board of Glu Mobile Inc. Dr. Ball is also the co-author of the book “Unlocking the Ivory Tower”.

Mr. Brent Callinicos is our special advisor. Mr. Callinicos is currently an angel investor, active in investing in early-stage technology companies. Mr. Callinicos was formerly the Chief Operating Officer and Chief Financial Officer of Virgin Hyperloop One. Prior to that, Mr. Callinicos was the Chief Financial Officer of Uber Technologies Inc. Prior to that, Mr. Callinicos was the Vice President, Treasurer and Chief Accountant of Google Inc., now known as Alphabet Inc. Prior to that, Mr. Callinicos held several senior management roles at Microsoft, including as Treasurer, Vice President of Worldwide Licensing and Pricing, and CFO of the Platforms and Services Division. Mr. Callinicos has served as an advisor to several technology companies and currently sits on several boards.

Stephen N. Cannon, our Chief Executive Officer, has served as a member of management for seven SPACs that have completed initial public offerings, four of which have consummated a business combination. The fifth SPAC, Ackrell SPAC Partners I Co., completed its IPO in December 2020 and announced on December 23, 2021 that it had entered into a definitive business combination agreement with Blackstone Products, a consumer brand of outdoor cooking products. The sixth SPAC, Archimedes SPAC Partners Co. Completed its IPO in March 2021 and announced on November 16, 2021 that it had entered into a business combination agreement with SoundHound Inc., a company that focuses on Voice AI technology. The seventh SPAC, Global SPAC Partners Co. Completed its IPO in April 2021 and announced on December 22, 2021 that it had entered into a business combination agreement with Gorilla Technology Group Inc., a company that focuses on Edge analytics AI solutions.

Daniel L. Sheehan, our Chief Operating Officer, and Long Long, our Chief Financial Officer, are also currently serving as members of the board and management, respectively, for Ackrell SPAC Partners I Co. In addition, Long Long is also serving as Chief Financial Officer for Global SPAC Partners Co.

Bryant B. Edwards, a director of ours, served as Chief Operating Officer and director for Twelve Seas Investment Co., a SPAC which successful closed its business combination in December 2019.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the technology industry, and our focus will be on the artificial intelligence, cloud services and automotive technology sectors.

Our management team consists of seasoned professionals who have experience spanning the technology industry, including the sectors within the technology industry that we intend to focus on initially, mergers and acquisitions, corporate finance, corporate governance and compliance, legal and regulatory matters and investment management. We believe that our officers’ and directors’ industry expertise, transaction experience and relationships may provide us with a substantial number of attractive potential business combination targets.

The past performance of our management team or of their affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance.

Business Strategy

We believe that there are a range of target businesses that could benefit from our industry knowledge, relationships, capital and public vehicle. Our strategy is to identify and complete our initial business combination with a target operating in the technology industry. Our focus will be on the artificial intelligence, cloud services and automotive technology sectors. While we intend to initially focus on potential opportunities in the United States, the technology industry is global and we may pursue opportunities internationally.

We intend to leverage our team’s collective experience in the technology industry and capital markets to successfully complete a business combination, and then continue to support our target business with our industry relationships, insights and regulatory knowledge, financial expertise and capital resources.

Competitive Strengths

We believe we are well positioned to find and attract an exciting technology business, and to help them as a newly public company grow and thrive, offering a partnership that extends far beyond our capital. Our management team’s deep operational experience, product experience, extensive networks, and track records as investors, advisors, and board members make us an attractive partner.

We are dedicated to finding bold founders, operators, and inventors who are committed to building a leading business and would benefit from access to the public markets as well as working with our team. We have a proven track record of success in the technology industry as senior executives, investors and board members and are confident that we can partner with other founders, shareholder and management to help support building a category-defining business. We believe we possess the following tools to drive value creation at a company:

Experience recognizing key technology trends: Our team has demonstrated a long history of managing and growing businesses at the epicenter of major technology trends. More recently, certain team members have been active in identifying and investing, at earlier stages, in companies focused on the next big trend, such as artificial intelligence, cloud services and automotive technology. For the technology industry especially, history has shown that small early stage companies, of even just five years ago, are often among the most exciting group of companies seeking a public listing in the near future. We believe our recent activity in identifying investment opportunities in early stage companies in key technology trends, is an advantage when combined with our track record of managing and growing successful public technology companies, and unique in our ability to identify and successful secure an initial business combination.

Experience identifying strong management teams: With key members of our team having had significant senior executive roles at key technology companies, we believe we have an ability to identify the characteristics of successful business leaders, and effective in engaging with these management teams. In addition, key members of our team have more recently been investing in many founder-led businesses.

History of operating experience: The members of our team are seasoned operators having held executive level roles in various companies. We have experience in developing and executing strategy, building and retaining teams, and executing business combinations among other activities.

Deep network and connections to company founders: Our team has numerous existing connections to company founders and business leaders across sectors within the technology industry. We have invested in many companies, served on many boards and have worked with many influential founders and senior management teams within the technology industry, and specifically the sectors we intend to initially focus on. We believe our network and our connections will assist in the successful selection of our initial business combination and subsequent guidance of the company.

Significant Prior SPAC Experience: Our management team possesses a strong understanding of the SPAC structure and market. Our CEO, Stephen N. Cannon, has served as a member of management for seven SPACs that have completed initial public offerings, four of which have consummated business combinations. The stock price performance of Mr. Cannon’s prior SPACs has not always been positive for investors. For example, the common shares of the four SPACs that previously consummated business combinations are currently trading below $10.00 per share. Further, Mr. Cannon’s other SPAC never consummated its IPO due to market conditions.

Investment Criteria

We are leveraging the extensive network and experience of our management team in identifying a suitable target within the technology industry and structuring a business combination that is attractive to both the target and our public stockholders. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

Clear and Sustainable Competitive Advantages: We intend to target businesses that differentiate themselves from their peers in ways that are difficult to replicate and have clear competitive advantages. Members of our team have accomplished track records of founding, operating, and investing in the technology industry and intend to focus on prospective businesses that engage with technology to serve customers in novel and transformational manner. We believe our team’s expertise and understanding of innovative businesses will be paramount in identifying and assessing initial business combination candidates.

High Growth Potential: We intend to seek businesses that are well positioned to grow in their respective markets and which have clear plans on how to leverage additional capital to accelerate growth. We expect to target businesses that have had, or expect to have, strong cash flow generation. We believe that our team’s collective experiences engaging with innovative businesses positions us well to identify, nurture, and expand high potential businesses.

Experienced Management Teams: We intend to seek to target businesses that have strong, experienced and dynamic management teams, many of whom will be founders of the businesses, but whom we believe may benefit from our financial, managerial and investment expertise as well as our extensive industry networks and insights. We believe that identifying such management teams is particularly important given our target industry.

Attractive Valuations: We intend to only evaluate a business that, based on our due diligence and industry experience, represents an attractive valuation relative to publicly listed companies with similar characteristics or in similar industry segments. We intend to seek businesses in which we believe we can add operational value through mentorship of management, knowledge of operating challenges, experience with industry dynamics, expertise in navigating public markets, and strategic relationships with investors, among others.

Will Benefit from Being a Public Company: We intend to pursue a business that will benefit from being a public company, including potentially having broader access to capital and a public currency for acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding the taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Although this process may entail the simultaneous acquisitions of several operating businesses and we may seek to effect a business combination with more than one target business, we expect to complete our business combination with a single business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their subunits, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their subunits to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its subunits rather than some pro rata portion of his, her or its subunits. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their subunits to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we decide to allow our stockholders to sell their subunits to us in a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any founder shares or subunits in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any founder shares of subunits in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial stockholders or their affiliates has indicated any intention to purchase units, subunits or warrants in this offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of units, subunits or warrants if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their subunits, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their subunits to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors will not have conversion rights with respect to any founder shares or subunits owned by them, directly or indirectly. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

Furthermore, public stockholders who redeem or tender their subunits for their pro rata share of the trust account will continue to have the right to exercise any warrants held by them which are not included in a subunit, but will automatically forfeit the warrants included in the redeemed subunits. This is different than other similarly structured blank check companies where a redeeming or tendering stockholder is able to keep any warrants he may still hold, whether included in a unit or held separately. Common stock alone will not be entitled to receive the redemption amount. Accordingly, investors may have a disincentive to exercise the redemption rights because they will automatically forfeit, without the receipt of any additional consideration, the portion of the warrant included in the subunit.

We may require public holders of subunits, whether they are a record holder or hold their subunits in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their subunits to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the subunits or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver subunits is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their subunits in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such subunits once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of a public subunit delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their subunits for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any subunits delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months to complete an initial business combination from the closing of this offering. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public subunits, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public subunits, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law. Public stockholders will also forfeit the one-quarter of a warrant included in the subunits being redeemed. As promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, we will dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their subunits to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public subunits if we do not complete a business combination within 18 months from the closing of the Company’s initial offering unless we provide our public stockholders with the opportunity to convert their subunits upon such approval at a per-subunit price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public subunits. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public subunits in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public subunit as soon as reasonably possible following our 18th month after the initial public offering, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public subunits in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after this offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, UHY LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per subunit by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-subunit distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the 18th month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares and private subunits have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares and subunits. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-subunit redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective subunits upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per subunit.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 18 months from the closing of this offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their subunits to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public subunits if we do not complete a business combination within 18 months from the closing of this offering, we will provide dissenting public stockholders with the opportunity to convert their public subunits in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder shares, private subunits, private shares and any public subunits they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their subunits, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their subunits to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months from the closing of this offering, then we will redeem all of the outstanding public subunits and thereafter liquidate and dissolve our company;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in this offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase subunits held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our principal executive offices at 2093 Philadelphia Pike #1968, Claymont, DE 19703. The cost for this space is included in the $10,000 per-month fee paid to SPAC Partners LLC, an affiliate of our Chief Executive Officer, pursuant to a letter agreement between us and SPAC Partners LLC. We believe that the fee charged by such party is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “ATSPU” on March 11, 2021. The subunits and warrants comprising the units began separate trading on Nasdaq on April 14, 2021, under the symbols “ATSPT” and “ATSPW”, respectively.

Holders of Record

As of December 31, 2021, there were 17,461,000 of our shares of common stock issued and outstanding held by 24 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On March 15, 2021, the Company consummated its IPO of 12,000,000 units (the “Public Units”). Each Public Unit consists of i) one subunit (the “Public Subunit”), which consists of one share of common stock (the “Public Share”) and one-quarter of one warrant (the “Public Warrant”) and ii) one-quarter of one Public Warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock, par value $0.0001 per share, for $11.50 per share. The Public Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $120,000,000. The Company paid the underwriters, in aggregate, a fixed underwriting discount of $2,400,000. The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,800,000 Public Units to cover over-allotments.

On March 15, 2021, simultaneously with the consummation of the IPO, the Company completed the private placement (the “Private Placement”) of an aggregate of 390,000 units (the “Private Units”) to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,900,000.

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

As of December 31, 2021, a total of $133,010,583 was held in the trust account (the “Trust Account”), $133,000,000 of which is the proceeds from the IPO and Private Placement and $10,583 of which was interest income generated by the proceeds in Trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Archimedes Tech SPAC Partners Co.” “our,” “us” or “we” refer to Archimedes Tech SPAC Partners Co. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were formed on September 15, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, though we intend to focus our search on a business operating in the technology industry. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination.

All activity through December 31, 2021 relates to our formation, IPO, which was consummated on March 15, 2021, the search for a prospective initial Business Combination target, and efforts toward consummating the initial Business Combination.

On November 15, 2021, we entered into a definitive merger agreement with SoundHound Inc., a voice artificial intelligence company, pursuant to which the two companies agreed to consummate a Business Combination (the “Merger Agreement”). The total consideration to be paid to SoundHound Inc. is $2 billion in equity of the Company, with outstanding SoundHound Inc. stock options and warrants included on a net exercise basis. In connection with the Business Combination, certain accredited investors committed to purchase 11.1 million shares of Class A common stock of the combined company at a price of $10.00 per share, for total gross proceeds of $111 million, in a private placement that is scheduled to close concurrently with the Business Combination.

Additional information about the Merger Agreement and related transactions can be found in the Current Report on Form 8-K filed on November 16, 2021 and in the Amendment No. 1 to Form S-4 filed on February 14, 2022.

Results of Operations

As of December 31, 2021, we have not commenced any operations. All activity for the period from September 15, 2020 (inception) through December 31, 2021 relates to our formation, IPO and, after our IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the year ended December 31, 2021, we had a net loss of $981,884, which was comprised of operating costs of $1,015,260, interest income of $10,583 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $22,793.

For the period from September 15, 2020 (inception) through December 31, 2020, we had a net loss of $716, which was comprised of operating costs of $716.

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

As of December 31, 2021, we had $235,295 of cash held outside of the Trust Account for our working capital needs.

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

We anticipate that the $235,295 outside of the Trust account as of December 31, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by September 15, 2022, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the   financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share and income (loss) per founder non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 72.8% for the Public Shares and 27.2% for the founder non-redeemable shares for the year ended December 31, 2021, reflective of the respective participation rights.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the year covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to the Company’s accounting for complex financial instrument, including classification of warrant liabilities, redeemable equity and valuation of representative shares. This material weakness resulted in the restatement of the Company’s balance sheet as of March 15, 2021, and its interim financial statements for the quarter ended March 31, 2021; June 30, 2021; and September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2021, we have improved our internal controls over financial reporting relating to classification of warrants, classification of redeemable equity instruments, and fair value of representative shares through enhanced education of our accountants and retention of third-party valuation professionals to conduct periodic fair value assessments of our complex financial instruments. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to the Company’s accounting for complex financial instruments. This material weakness resulted in the restatement of the Company’s balance sheet as of March 15, 2021, and its interim financial statements for the quarter ended March 31, 2021; June 30, 2021; and September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended December 31, 2021, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments by continuing to recognize all Public Shares as temporary equity. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 9, 2022.

Name	Age	Position
Dr. Eric R. Ball	58	Chairman of the Board
Stephen N. Cannon	54	Chief Executive Officer & President
Daniel Sheehan	67	Chief Operating Officer
Long Long	37	Chief Financial Officer
Bryant B. Edwards	67	Director
Dr. Luc Julia	56	Director
Rajan P. Pai	49	Director

Below is a summary of the business experience of each our executive officers and directors:

Dr. Eric R. Ball has been our Chairman since March 2021. Since 2016, Dr. Ball has been the General Partner of Impact Venture Capital, a Silicon Valley based venture firm investing in early-stage applied-AI start-up companies. From 2015 until 2016, Dr. Ball served as the Chief Financial Officer for C3 AI, an enterprise AI software provider. From 2005 to 2015, Dr. Ball served as Senior Vice President and Treasurer for Oracle. Prior to 2005, Dr. Ball served in a variety of finance roles at Flextronics International, Cisco Systems, Avery Dennison, and AT&T. Dr. Ball has served as the Chairman of the Board of CapConnect+, a start-up company that is focused on linking corporate bond issuers to their institutional buyers, since 2020. Dr. Ball has also served as an advisor to Kyriba, a private treasury management software provider, since 2017. Dr. Ball has also served as a Board member and Audit Chairman of Glu Mobile Inc, a developer and publisher of mobile games, from 2013 until April 2021. Dr. Ball received his Ph.D. in management at the Drucker-Ito School of Claremont Graduate University. Dr. Ball received his MBA in finance and MA in economics at the University of Rochester. Dr. Ball graduated with honors from the University of Michigan with a Bachelor of Arts degree in Economics. Dr. Ball is also the co-author of the book “Unlocking the Ivory Tower”.

Stephen N. Cannon has been our Chief Executive Officer & President since September 2020, and our Director from September 2020 to March 2021. Since August 2020, Mr. Cannon has been the Chief Operating Officer and President of Global SPAC Partners Co, which, on December 22, 2021, announced that it had entered into a business combination agreement with Gorilla Technology Group Inc., a company that focuses on Edge analytics AI solutions. Since August 2019, Mr. Cannon has been the Chief Operating Officer and President of Ackrell SPAC Partners I Co. which, on December 23, 2021, announced that it had entered into a definitive business combination agreement with Blackstone Products, a consumer brand of outdoor cooking products. Since 2014, Mr. Cannon has been President of Everest Partners Limited, a privately-owned investment firm focused on Asian private investments. From 2017 to 2019, Mr. Cannon was the Chief Financial Officer of Twelve Seas Investment Company, a blank check company with $207 million held in trust that consummated its initial business combination with BPGIC Ltd, a petroleum and gas company located in the United Arab Emirates, in December 2019. From 2017 to 2019, Mr. Cannon was the President, Chief Financial Officer and a director of CM Seven Star, a Nasdaq-listed SPAC, sponsored by a leading Chinese private investment firm, which consummated its business combination with Kaixin Auto Holdings in April 2019. From 2014 to 2016, Mr. Cannon was Chief Executive Officer and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which consummated its business combination with China Direct Lending Corp. in July 2016. From 2010 to 2014, Mr. Cannon was a Partner and Head of China for RedBridge Group Ltd., a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments. From 2009 to 2014, Mr. Cannon was a registered representative of, and senior advisor to, Ackrell Capital. From 2007 to 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC, as a co-founder, initial Chief Financial Officer and a director, and then Vice President of Acquisitions. Hambrecht Asia Acquisition Corp. merged with SGOCO Ltd, a Chinese company, in April 2010. From 2005 to 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht+Co. Prior to WR Hambrecht + Co., Mr. Cannon worked at ABN AMRO, Donaldson, Lufkin & Jenrette, Smith Barney Shearson and Salomon Brothers. Mr. Cannon graduated from the University of Notre Dame with a Bachelor of Arts degree in Economics and a Bachelor of Science degree, majoring in Mechanical Engineering.

Daniel L. Sheehan has been our Chief Operating Officer since March 2021. Since December 2020, Mr Sheehan has been a Director of Ackrell SPAC Partners I Co. Since 1995, Mr. Sheehan has been an attorney licensed in the State of California. Since 2004, Mr. Sheehan has been the founder and managing partner of Silicon Valley Wealth Law, a law firm specializing in estate planning, tax planning, business planning, and special needs planning. Mr. Sheehan has designed and drafted over 1,000 estate plans for clients throughout Silicon Valley. Mr. Sheehan has expertise in handling federal and state income tax matters and disputes, in the formation and operation of business entities, and has provided strategic planning and technology enhancement guidance to new business ventures and established companies. Mr. Sheehan has senior management experience with companies in a range of industries, including computer-aided manufacturing, real estate development, health care, mining, and law. Mr. Sheehan has frequently consulted with venture capitalists to review and advise them about investment opportunities. From 2011 to 2013, Mr. Sheehan was Chief Executive Officer of North Star Resources, a provider of technology for the extraction and refining of precious and strategic metals. From 1996 to 2004, Mr. Sheehan was a partner in the law firm of Davidson, Sheehan & Jewel. In 2010, Mr. Sheehan filed for personal bankruptcy under Chapter 13, which was completed in May 2014 with no debts being discharged. Mr. Sheehan graduated from St. Mary’s College of California with a Bachelor of Arts degree in Business Management with honors. Mr. Sheehan received his Juris Doctor from the University of San Francisco School of Law.

Long Long has been our Chief Financial Officer since September 2020. Since August 2020, Mr. Long has been the Chief Financial Officer of Global SPAC Partners Co. Since August 2019, Mr. Long has been the Chief Financial Officer of Ackrell SPAC Partners I Co. From 2017 to 2019, Mr. Long was Vice President of Twelve Seas Sponsors I LLC, sponsor of Twelve Seas Investment Company. From 2006 to 2016, Mr. Long worked for IBM in a variety of Corporate Finance, Audit, and Managerial roles, both within the US and internationally. From 2015 to 2016, Mr. Long served as Finance Controller for IBM China’s Consulting Business Unit and Sales Channels. From 2013 to 2014, Mr. Long served as the Strategy and Planning Manager for IBM China and, from January 2012 to December 2012, as a Senior Finance Analyst for IBM China. From 2010 to 2011, Mr. Long served as Internal Auditor for IBM’s Asia Pacific region and, from 2006 to 2009, as a financial analyst for IBM’s worldwide operations. Mr. Long graduated from Washington University in St. Louis with a Bachelor of Science and Business Administration degree, majoring in Finance and a Bachelor of Science degree, majoring in Electrical Engineering.

Bryant B. Edwards has been one of our independent directors since March 2021. Since August 2020, Mr. Edwards has been the Chief Executive Officer and Director of Global SPAC Partners Co. From 2018 to 2019, Mr. Edwards was the Chief Operating Officer and Director of Twelve Seas, which consummated its initial business combination with BPGIC, Ltd. Mr. Edwards retired from Latham & Watkins, a global law firm, in 2016, after a 35-year legal career. From 1981 to 2016, Mr. Edwards served as both a practicing corporate and securities attorney, as well as in various management roles building the Latham & Watkins’ practices in Europe (from 2000 to 2008), the Middle East (from 2008 to 2012) and then East Asia (from 2012 to 2016). From 2004 to 2008, Mr. Edwards served as Chair of the European High Yield Association (EHYA) and helped establish the Gulf Bond & Sukuk Association, the trade association representing the Arabian Gulf fixed income market (GBSA) and, from 2008 to 2012, served on its Steering Committee and as Chair of its Regulatory Committee. Additionally, from 2012 to 2016, Mr. Edwards served as Vice-Chair of the Credit Markets Committee of the Asia Securities & Financial Markets Committee (ASIFMA). Mr. Edwards graduated from Brigham Young University with a Bachelor of Arts degree and received his Juris Doctor from the University of Chicago Law School.

Dr. Luc Julia has been one of our independent directors since March 2021. Since May 2021, Dr. Julia has been the Chief Scientific Officer for Renault Group. From 2012 to 2021, Dr. Julia served as the CTO and Senior Vice President of Innovation for Samsung Electronics. From 2011 to 2012, Dr. Julia served as a Director of Siri at Apple and was a co-author of Siri’s core patents. From 2010 to 2011, Dr. Julia served as the Chief Technologist at Hewlett-Packard. From 2000 to 2010, Dr. Julia served as the Co-founder and Vice President of R&D of BravoBrava!, a tech incubator focusing on new interfaces for education, multimodal and multimedia products. From 2004 to 2010, Dr. Julia served as the CTO of ORB Networks, a start-up he co-founded that provided digital media streaming solutions for digital home and remote access applications. From 2001 to 2008, Dr. Julia served as the CTO of SpeaK ESL, a company he co-founded which leveraged speech recognition and web technologies to help non-native speakers to practice and improve their English. From 2000 to 2007, Dr. Julia served as the Vice President of R&D of Soliloquy Learning, a company he co-founded which pioneered the Reading Assistant that combines advanced speech recognition technology with science-based interventions to help children strengthen their reading fluency, vocabulary, and comprehension. From 1994 to 2000, Dr. Julia served in several research roles at SRI International, an independent, non-profit research institute, during which time Dr. Julia co-founded Nuance Communications, now a multi-national software corporation focused on speech recognition and artificial intelligence. Dr. Julia received his Ph.D. in Computer Science at the Ecole Nationale Supérieure des Télécommunications de Paris. Dr. Julia graduated from the University Pierre et Marie Curie in Paris with a Bachelor of Science degree and a Master of Science degree in Mathematics and Computer Science. Dr. Julia is the recipient of Légion d’Honneur, the highest order of France, and is a member of France’s National Academy of Technologies. Dr. Julia is also the author of the bestselling book “There is no such thing as Artificial Intelligence” and holds dozens of patents.

Rajan P. Pai has been one of our independent directors since March 2021. Since 2015, Mr. Pai has been the Vice President of System Applications at Credo, leading the development of high-performance transceiver solutions for service providers, datacenters and enterprise segments. From 1997 to 2015, Mr. Pai served in various engineering, sales and marketing roles at Marvell Semiconductor, Inc., including as the General Manager managing the storage business unit that offered system-on-chip (SOC) solutions for disk drive & solid-state drive applications; Mr. Pai worked closely with finance, operational and M&A teams during this time to successfully grow the division into a billion-dollar business. Prior to 1997, Mr. Pai served as an engineer at Texas Instruments, designing and developing PRML detectors for read channels. Mr. Pai graduated from the University of California, Irvine with a Bachelor of Science, majoring in Electrical & Computer Engineering with a specialization in Systems & Signal Processing.

Special Advisor and Technical Advisor

Brent Callinicos has been our special advisor since January 2021. Mr. Callinicos is currently an angel investor, active in investing in early-stage technology companies. From 2017 to 2018, Mr. Callinicos served as the Chief Operating Officer and Chief Financial Officer of Virgin Hyperloop One. From 2013 to 2015, Mr. Callinicos served as the Chief Financial Officer of Uber Technologies Inc. From 2007 to 2013, Mr. Callinicos worked at Google Inc., including as Vice President, Treasurer and Chief Accountant. From 1992 to 2007, Mr. Callinicos worked at Microsoft Corporation, including as Treasurer, Vice President of Worldwide Licensing and Pricing, and CFO of the Platforms and Services Division. Mr. Callinicos is on the board of directors of several companies including PVH Corp, a fashion & apparel company and Rubicon Technologies, a software company focused on waste and recycling solutions that announced it had entered into a merger agreement with Founder SPAC in December 2021. Mr. Callinicos has a Bachelor of Business Administration and an MBA from UNC Chapel Hill and is a Certified Public Accountant. We have no formal agreement with our special advisor, and he is not under any fiduciary obligations to us. Our special advisor does not perform any board or committee functions, nor does he have any voting or decision-making capacity on our behalf. Additionally, our special advisor has no other employment or compensation arrangements with us.

Maheedhar Gunturu has been our technical advisor since January 2021. Mr. Gunturu is a Silicon Valley executive with extensive experience in Big Data, Artificial Intelligence, Internet-of-Things, Cyber Security, 5G and various software ecosystems. Mr. Gunturu has also played an active role in open-source projects including Hadoop, Hbase, Spark, Kafka, Cassandra, OpenCV and PyTorch. Since 2018, Mr. Gunturu has been the Global Head and Senior Director of Partnership Engineering of ScyllaDB, an open-source distributed NoSQL column-oriented data store. From 2016 to 2018, Mr. Gunturu served as the Director of Cloud Engineering of SmartThings, a developer of automation software for smart homes and consumer Internet-of-Things. From 2016 to 2017, Mr. Gunturu worked as a Cloud Architect of VoltDB, an in-memory transactional database. From 2014 to 2016, Mr. Gunturu worked as a Cloud Architect for MapR Technologies, a business software distribution company that provides access to different Big Data workloads. From 2012 to 2014, Mr. Gunturu worked as an Architect for Zscaler, a cloud-based information security company. From 2008 to 2012, Mr. Gunturu worked as a Senior Software Engineer for Qualcomm as part of the Location technology/GNSS and GPS teams. Mr. Gunturu also serves as the Chief Executive Officer of Ittican, a non-profit organization focused on improving the quality of life for children. Mr. Gunturu has a Masters in Electrical and Computer Engineering from the University of Texas at San Antonio. We have no formal agreement with our technical advisor, and he is not under any fiduciary obligations to us. Our technical advisor does not perform any board or committee functions, nor does he have any voting or decision-making capacity on our behalf. Additionally, our technical advisor has no other employment or compensation arrangements with us.

Prior Experience with Blank Check Companies

Since August 2020, Mr. Cannon has been the Chief Operating Officer and President of Global SPAC Partners Co. which, on December 22, 2021, announced that it had entered into a business combination agreement with Gorilla Technology Group Inc., a company that focuses on Edge analytics AI solutions. Since August 2019, Mr. Cannon has been the Chief Operating Officer and President of Ackrell SPAC Partners I Co. which, on December 23, 2021, announced that it had entered into a definitive business combination agreement with Blackstone Products, a consumer brand of outdoor cooking products. From 2017 to 2019, Mr. Cannon was the Chief Financial Officer of Twelve Seas Investment Company, a blank check company with $207 million held in trust that consummated its initial business combination with BPGIC Ltd, a petroleum and gas company located in the United Arab Emirates, in December, 2019. From 2017 to 2019, Mr. Cannon was the President, Chief Financial Officer and a director of CM Seven Star, a Nasdaq-listed SPAC, sponsored by a leading Chinese private investment firm, which consummated its business combination with Kaixin Auto Holdings in April 2019. From 2014 to 2016, Mr. Cannon was Chief Executive Officer and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which consummated its business combination with China Direct Lending Corp. in July 2016. From 2007 to 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC, as a co-founder, initial Chief Financial Officer and a director, and then Vice President of Acquisitions. Hambrecht Asia Acquisition Corp. merged with SGOCO Ltd, a Chinese company, in April 2010.

Since August 2020, Mr. Long has been the Chief Financial Officer of Global SPAC Partners Co. Since 2019. Mr. Long has been the Chief Financial Officer of Ackrell SPAC Partners I Co. From 2017 to 2019, Mr. Long was the Vice President of Twelve Seas Sponsors I LLC, sponsor of Twelve Seas Investment Company.

Since August 2020, Mr. Edwards has been the Chief Executive Officer and Director of Global SPAC Partners Co. From 2018 to 2019, Mr. Edwards was the Chief Operating Officer and Director of Twelve Seas Investment Company.

Board Committees

The board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee (the “Audit Committee”), nominating committee (the “Nominating Committee”) and compensation committee (the “Compensation Committee”) has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on March 8, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held six formal meetings during 2021.

The members of the Audit Committee are Messrs. Ball, Edwards and Pai, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ball is the Chairperson of the Audit Committee. The board has determined that Mr. Ball qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board. Specifically, the Nominating Committee makes recommendations to the board regarding the size and composition of the board, establishes procedures for the director nomination process and screens and recommends candidates for election to the board. On an annual basis, the Nominating Committee recommends for approval by the board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee held no meetings in 2021.

The members of the Nominating Committee are Messrs. Ball, Edwards and Pai, each of whom is an independent director under NASDAQ’s listing standards.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

The members of the Compensation Committee are Messrs. Ball and Pai, each of whom is an independent director under Nasdaq’s listing standards.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that:

●	we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities that are presented to us or our officers, directors or stockholders or affiliates thereof, including but not limited to, our sponsor and its affiliates, except as may be prescribed by any written agreement with us; and

●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our sponsor or its affiliates to the fullest extent permitted by Delaware law.

Our officers and directors are, and may in the future become, affiliated with other companies. In order to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors besides our sponsor:

Name of Individual(1)	Role in and Name of Affiliated Entity
Dr. Eric R. Ball	General Partner of Impact Venture Capital(2)

Stephen N. Cannon	Chief Operating Officer and President of Ackrell SPAC Partners I Co. Chief Operating Officer and President of Global SPAC Partners Co. President of Everest Partners Limited

Daniel L. Sheehan	Managing Partner of Silicon Valley Wealth Law Director of Ackrell SPAC Partners I Co.

Long Long	Chief Financial Officer of Ackrell SPAC Partners I Co. Chief Financial Officer of Global SPAC Partners Co.

Luc Julia	Chief Scientific Officer for Renault Group

Bryant Edwards	Chief Executive Officer and Director of Global SPAC Partners Co.

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed, has a prior fiduciary duty with respect to each of the listed entities, including possibly the presentation by each such individual of business opportunities.

(2)	Dr. Ball is a co-founder and General Partner of Impact Venture Capital, a venture capital investment fund, and is a member of the boards of directors of various private companies. We do not anticipate that such companies will be of an appropriate size for our initial business combination, nor do we believe that his role as a director of these companies will conflict with his ability to represent us in our search for an initial business combination target.

In addition, our amended and restated certificate of incorporation provides that our company renounce its interest in a potential business combination offered to any director or officer, unless such opportunity is expressly offered to our director or officer solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Following the completion of this offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors may during that time become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. In particular, Messrs. Cannon, Long and Edwards currently serve as Chief Operating Officer and President, Chief Financial Officer, and Chief Executive Officer and Director, respectively, of Global SPAC Partners Co, a proposed blank check company which filed a registration statement with the SEC on October 13, 2020 for a $200 million IPO, and intends to focus on potential business combinations in geographic regions from the Middle East North Africa through SouthEast Asia.

Investors should also be aware of the following additional potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	Unless we consummate our initial business combination, our officers, directors and sponsor will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account or interest earned on the trust account funds that are available to us.

●	The founder shares beneficially owned by our initial stockholders will be released from escrow only if a business combination is successfully completed, and the private units purchased by it, and any warrants which our officers or directors may purchase in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founder shares or private subunits or shares. Furthermore, our sponsor has agreed that the private units will not be sold or transferred by it until after we have completed a business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors, sponsor or initial stockholders unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. We currently pay an affiliate of our Chief Executive Officer an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our Chief Executive Officer compensation in lieu of a salary.

On March 16, 2021, we entered into a consulting agreement with Dr. Julia, one of our directors, pursuant to which Dr. Julia agreed to introduce to us one or more potential candidates for us to pursue regarding a potential business combination in exchange for a single consulting fee equal to 1.0% of the enterprise value of the target company paid in cash, not to exceed 2.0% of the Trust Account, payable concurrent with the closing of the Business Combination with the target introduced by Dr. Julia. On November 15, 2021, we entered into a Merger Agreement with SoundHound Inc., which Dr. Julia had introduced to us. Pursuant to the consulting agreement, upon the closing, Dr. Julia will be entitled to a finder’s fee of $2.66 million.

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 9, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 9, 2022, we had 17,461,000 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the private warrants issued as these are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Class
Eric R. Ball(1)	—	—
Stephen N. Cannon(1)(2)	3,599,500	20.61%
Daniel L. Sheehan(1)	—	—
Long Long(1)	—	—
Bryant B. Edwards(1)	25,000	*
Luc Julia(1)	25,000	*
Rajan P. Pai(1)	25,000	*
Archimedes Tech SPAC Sponsors LLC(2)	3,599,500	20.61%
All directors and executive officers prior to the Business Combination as a group (7 individuals)	3,674,500	21.04%

*	Less than 1%.

(1)	The business address of each of the individuals is 2093 Philadelphia Pike #1968, Claymont, DE 19703.
(2)	Includes securities held by Archimedes Tech SPAC Sponsors LLC, the Sponsor, of which Stephen N. Cannon is sole managing member. Mr. Cannon disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein. The business address of each of Archimedes Tech SPAC Sponsors LLC is 2093 Philadelphia Pike #1968, Claymont, DE 19703.

All of the founder shares issued pursuant to our IPO are placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founder shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, one year after the date of our consummation of the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, we consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $ 1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of one share of our common stock and one warrant, which common stock and warrants would be identical to the common stock and warrants included in the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no other proceeds from our trust account would be used for such repayment.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

On March 15, 2021, the Company consummated its initial public offering (the “IPO”) of 12,000,000 units (the “Units”). Each Unit consists of i) one subunit, which consists of one share of common stock of the Company (“Common Stock”) and one-quarter of one redeemable warrant of the Company (“Warrant”) and ii) one-quarter of one Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Common Stock, par value $0.0001 per share, for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $120,000,000. The Company paid the underwriters, in aggregate, a fixed underwriting discount of $2,400,000.

On March 15, 2021, simultaneously with the consummation of the IPO, the Company completed the private sale (the “Private Placement”) of an aggregate of 390,000 Units (the “Private Units”) to Archimedes Tech SPAC Sponsors LLC (“Sponsor”) and EarlyBirdCapital, Inc (“EarlyBirdCapital”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,900,000. EarlyBirdCapital overfunded the purchase of its Private Units by $500,000, resulting in total gross proceeds to the Company of $4,400,000.

As of March 15, 2021, a total of $120,500,000 of the proceeds from the IPO and Private Placement (including the $500,000 of over-funding by EarlyBirdCapital) was held in a U.S.-based trust account at J.P. Morgan, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“JPMorgan Trust”). Of the $120,500,000, $120,000,000 was placed in a U.S.-based trust account at Morgan Stanley, maintained by Continental Stock Transfer& Trust Company, acting as trustee (“Morgan Stanley Trust”) on March 16, 2021 and $500,000 remained at JPMorgan Trust and was repaid to EarlyBirdCapital on March 16, 2021.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,800,000 Public Units to cover over-allotments. On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $13,000,000. The Company paid the underwriters, in aggregate, a fixed underwriting discount of $260,000.

Simultaneously with the exercise of the over-allotment option, the Company completed the Private Placement of an aggregate of 26,000 Private Units to the Sponsor and EarlyBirdCapital, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $260,000.

The Private Units (and underlying private subunits, private shares and private warrants) are identical to the Units (and underlying subunits, shares and warrants): (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the private warrants are held by holders other than the initial purchasers or any of their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering. Furthermore, our initial stockholders have agreed (A) to vote the private shares contained in the subunits in favor of any proposed business combination, (B) not to convert any private subunits in connection with a stockholder vote to approve a proposed initial business combination or sell any private subunits to us in a tender offer in connection with a proposed initial business combination and (C) that the private subunits shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated. In the event of a liquidation prior to our initial business combination, the private units will likely be worthless.

In order to meet our working capital needs, our sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of one share of our common stock and one warrant, which common stock and warrants would be identical to the common stock and warrants included in the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no other proceeds from our trust account would be used for such repayment.

The holders of our founder shares issued and outstanding on the date of this annual report, as well as the holders of the private units (and underlying securities) and any units (and underlying securities) our sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, in compliance with FINRA Rule 5110(f)(2)(G), the EarlyBirdCapital registration rights are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from March 10, 2021 and EarlyBirdCapital may only exercise its demand rights on one occasion.

On January 4, 2021, we executed a promissory note with the sponsor in which the sponsor has agreed to loan us an aggregate of up to $300,000 to pay certain pre-offering expenses. The loan is non-interest bearing, unsecured and due on the earlier of March 31, 2021, the consummation of this offering or the abandonment of this offering. On February 1, 2021, the sponsor funded to us $100,000 pursuant to the promissory note. On February 10, 2021, the sponsor funded to us an additional $25,000 pursuant to the promissory note, for an aggregate amount of $125,000. The full amount of $125,000 was re-paid on March 15, 2021.

SPAC Partners LLC, an affiliate of our Chief Executive Officer, Stephen N. Cannon, had agreed, through the earlier of our consummation of our initial business combination or our liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We currently pay such entity $10,000 per month for these services. We believe, based on rents and fees for similar services in other comparable areas, that the fee charged by such entity is at least as favorable as we could have obtained from an unaffiliated person.

We may also pay consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination. We may pay such fees in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships that we believe are necessary in order to locate, assess, negotiate and consummate an initial business combination. The amount of any fee we pay to such parties will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Our officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14.	Principal Accountant Fees and Services.

Marcum LLP (“Marcum”) was previously the independent registered public accounting firm for Archimedes Tech SPAC Partners Co. (the “Company”). On August 4, 2021, Marcum was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss Marcum was approved by the Audit Committee of the Company.

During the period from September 15, 2020 (inception) through December 31, 2020, and the subsequent interim period through March 31, 2021, there were no: (1) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K.

On August 10, 2021, the Company engaged UHY LLP (“UHY”) as its new independent registered public accounting firm for the year ending December 31, 2021. The decision to engage UHY was approved by the Audit Committee of the Company. During the period from September 15, 2020 (inception) through December 31, 2020, and the subsequent interim period prior to the engagement of UHY, the Company did not consult with UHY regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The firm of UHY LLP, or UHY, currently acts as our independent registered public accounting firm. The following is a summary of fees due to Marcum and UHY for services rendered.

Audit Fees. During the period from September 15, 2020 (inception) through August 10, 2021, fees for our independent registered public accounting firm were approximately $78,580 for the services Marcum performed in connection with our IPO and our quarterly reviews. During the period from August 10, 2021 through December 31, 2021, fees for our independent registered public accounting firm were approximately $121,775 for the services UHY performed in connection with our annual audit and our quarterly reviews.

Non-Audit Related Fees. During the period from September 15, 2020 (inception) through December 31, 2021, our independent registered public accounting firms did not render non-audit related services.

Tax Fees. During the period from September 15, 2020 (inception) through December 31, 2021, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from September 15, 2020 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve any of the foregoing services that occurred prior to the IPO, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of exhibits incorporated by reference can be obtained from the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 10, 2021, by and between the Company and EarlyBirdCapital, Inc. (1)
2.1	Merger Agreement dated as of November 15, 2021, by and among Archimedes Tech SPAC Partners Co., ATSPC Merger Sub, Inc. and SoundHound, Inc. (3)
3.1	Certificate of Incorporation (2)
3.2	Amended and Restated Certificate of Incorporation (1)
3.3	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Specimen Subunit Certificate (2)
4.5	Warrant Agreement, dated March 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (1)
4.6*	Description of Securities
10.1	Letter Agreement, dated March 10, 2021, by and between the Company’s sponsor, initial stockholders, officers and directors (1)
10.2	Investment Management Trust Agreement, dated March 10, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Escrow Agreement, dated March 10, 2021, by and among the Company, Continental Stock Transfer & Trust Company and each of the initial shareholders of the Company (1)
10.4	Registration Rights Agreement, dated March 10, 2021, by and among the Company, the Company’s sponsor, EarlyBirdCapital, Inc., and the initial shareholders of the Company (1)
10.5	Indemnity Agreements, dated March 10, 2021, by and among the Company and the directors and officers of the Company (1)
10.6	Subscription Agreement, dated March 10, 2021, by and between the Company and Archimedes Tech SPAC Sponsors LLC (1)
10.7	Subscription Agreement, dated March 10, 2021, by and between the Company and EarlyBirdCapital, Inc (1)
10.8	Administrative Services Agreement, dated March 10, 2021, between the Company and SPAC Partners LLC (1)
10.9	Form of SoundHound AI, Inc. 2022 Incentive Award Plan (4)
10.10	Form of SoundHound AI, Inc. 2022 Employee Stock Purchase Plan (4)
10.11	Form of Parent Support Agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co, SoundHound, Inc. and certain stockholders of Archimedes Tech SPAC Partners Co. (3)
10.12	Form of Company Support Agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co., SoundHound, Inc. and certain stockholders of SoundHound, Inc. (3)
10.13	Form of Subscription Agreement (3)
10.14	Form of Lock-Up Agreement (3)
10.15	Form of Amended and Restated Registration Rights Agreement (3)
14	Code of Ethics (2)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (2)
99.2	Form of Nominating Committee Charter (2)
99.3	Form of Compensation Committee Charter (2)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on March 8, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form 8-K filed on November 16, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Registration Statement on Form S-4 filed on January 11, 2022 and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archimedes Tech SPAC Partners Co.

Dated: March 9, 2022	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen N. Cannon	Chief Executive Officer & President	March 9, 2022
Stephen N. Cannon	(Principal Executive Officer)

/s/ Long Long	Chief Financial Officer	March 9, 2022
Long Long	(Principal Accounting and Financial Officer)

/s/ Dr. Eric R. Ball	Chairman of the Board	March 9, 2022
Dr. Eric R. Ball

/s/ Daniel Sheehan	Chief Operating Officer	March 9, 2022
Daniel Sheehan

/s/ Bryant B. Edwards	Director	March 9, 2022
Bryant B. Edwards

/s/ Dr. Luc Julia	Director	March 9, 2022
Dr. Luc Julia

/s/ Rajan P. Pai	Director	March 9, 2022
Rajan P. Pai

ARCHIMEDES TECH SPAC PARTNERS CO.

TABLE OF CONTENTS

REPORT OF INDEPDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Archimedes Tech SPAC Partners Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Archimedes Tech SPAC Partners Co. (the “Company”) as of December 31, 2021 and 2020, and the related statement of operations, changes in shareholders’ equity, and cash flow for the year ended December 31, 2021 and the period from September 15, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 15, 2020 (Inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, as of December 31, 2021, the Company had $235,295 of cash available for its working capital needs. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Proposed Business Combination as discussed in Note 1. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 9, 2022

ARCHIMEDES TECH SPAC PARTNERS CO.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalent	$235,295	$-
Prepaid expenses	98,066	-
Total current assets	333,361	-
Marketable securities held in Trust Account	133,010,583	-
Total Assets	$133,343,944	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$247,868	$-
Due to related party	1,816	716
Total current liabilities	249,684	716
Warrant liability	247,514	-
Total liabilities	$497,198	$716

Commitments and Contingencies
Common stock subject to possible redemption, 13,300,000 shares and 0 shares at redemption value as of December 31, 2021 and 2020, respectively	$133,010,583	$-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.0001 par value; 100,000,000 shares and 31,000,000 shares authorized, 4,161,000 shares and 0 shares issued and outstanding (excluding 13,300,000 shares and 0 shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	416	-
Additional paid-in-capital	818,347	-
Accumulated deficit	(982,600)	(716)
Total Stockholders’ Deficit	$(163,837)	$(716)

Total Liabilities and Stockholders’ Deficit	$133,343,944	$-

The accompanying notes are an integral part of these financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the Period from September 15, 2020 (Inception) through December 31, 2020
Formation and operating costs	$1,015,260	$716
Loss from operations	(1,015,260)	(716)

Other income
Trust interest income	10,583	-
Unrealized gain on change in fair value of warrants	22,793	-
Total other income	33,376	-

Net loss	$(981,884)	$(716)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	10,589,315	-
Basic and diluted net income per share attributable to common stock subject to redemption	$0.28	$-

Basic and diluted weighted average shares outstanding, common stock	3,959,088	-
Basic and diluted net loss per share attributable to common stockholders	$(0.99)	$-

The accompanying notes are an integral part of these financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 15, 2020 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(716)	(716)
Balance as of December 31, 2020	-	$-	$-	$(716)	$(716)
Sale of 12,000,000 Units through IPO	12,000,000	1,200	119,998,800	-	120,000,000
Sale of 1,300,000 Units through over-allotment	1,300,000	130	12,999,870	-	13,000,000
Sale of 416,000 Private Units in private placement	416,000	42	4,159,958	-	4,160,000
Issuance of representative shares	420,000	42	2,024,421	-	2,024,463
Common stock issued to initial stockholders	3,450,000	345	24,655	-	25,000
Forfeiture of founder shares	(125,000)	(13)	13	-	-
Underwriting fee	-	-	(2,660,000)	-	(2,660,000)
Offering costs charged to the stockholders’ equity	-	-	(2,449,810)	-	(2,449,810)
Initial classification of warrant liability	-	-	(270,307)	-	(270,307)
Reclassification of offering costs related to Public Shares	-	-	4,779,936	-	4,779,936
Net loss	-	-	-	(981,884)	(981,884)
Initial value of common stock subject to possible redemption	(13,300,000)	(1,330)	(124,412,583)	-	(124,413,913)
Accretion of common stock to redemption value	-	-	(13,366,023)	-	(13,366,023)
Accretion of common stock to redemption value (interest earned on trust account)	-	-	(10,583)		(10,583)
Balance as of December 31, 2021	4,161,000	$416	$818,347	$(982,600)	$(163,837)

The accompanying notes are an integral part of these financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from September 15, 2020 (Inception) through December 31, 2020
Cash flows from Operating Activities:
Net loss	$(981,884)	$(716)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on change in fair value of warrants	(22,793)	-
Interest earned on marketable securities held in Trust Account	(10,583)	-
Changes in current assets and current liabilities:
Prepaid expenses	(98,066)	-
Accrued expenses	247,868	-
Due to related party	1,100	716
Net cash used in operating activities	(864,358)	-

Cash Flows from Investing Activities:
Investment held in Trust Account	(133,000,000)	-
Net cash used in investing activities	(133,000,000)	-

Cash flows from Financing Activities:
Proceeds from IPO and over-allotment	133,000,000	-
Payment of underwriting fees	(2,660,000)	-
Proceeds from private placement	4,160,000	-
Proceeds from issuance of promissory note to related party	125,000	-
Payment to promissory note to related party	(125,000)	-
Proceeds from issuance of common stock to initial stockholders	25,000	-
Payment of deferred offering costs	(425,347)	-
Net cash provided by financing activities	134,099,653	-

Net change in cash	235,295	-
Cash, beginning of the year	-	-
Cash, end of the year	$235,295	$-

Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$124,413,913	$-
Reclassification of offering costs related to Public Shares	$(4,779,936)	$-
Accretion of common stock to redemption value	$13,366,023	$-
Accretion of common stock to redemption value (interest earned on trust account)	$10,583	$-
Forfeiture of founder shares	$13	$-
Initial classification of warrant liability	$270,307	$-

The accompanying notes are an integral part of these financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any revenue-generating operations. All activity for the period from September 15, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income or expense, as applicable.

On November 15, 2021, the Company entered into a definitive merger agreement with SoundHound Inc., a voice artificial intelligence company, pursuant to which the two companies agreed to consummate a Business Combination (the “Merger Agreement”). The total consideration to be paid by the Company to SoundHound Inc. is $2 billion in equity of the Company, with outstanding SoundHound Inc. stock options and warrants included on a net exercise basis. In connection with the Business Combination, certain accredited investors committed to purchase 11.1 million shares of Class A common stock of the combined company at a price of $10.00 per share, for total gross proceeds of $111 million, in a private placement that is scheduled to close concurrently with the Business Combination.

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

The Company granted the underwriters in the IPO a 45-day option to purchase up to 1,800,000 additional Public Units to cover over-allotments, if any. On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units, generating an aggregate of gross proceeds of $13,000,000, and incurred transaction costs of $260,000 in underwriting discount. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 26,000 Private Units at $10.00 per Private Unit to the Sponsor and EarlyBirdCapital, generating gross proceeds of $260,000.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had cash outside the Trust Account of $235,295 available for its working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem Public Subunits. As of December 31, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

The Company anticipates that the $235,295 outside of the Trust account as of December 31, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Furthermore, if the Company is not able to consummate a Business Combination by September 15, 2022, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Restatement of Prior Period Financial Statements

Redeemable Equity Instruments

As a result of recent guidance to Special Purpose Acquisition Companies by the Securities and Exchange Commission (the “SEC”) regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying shares of common stock) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Form 8-K filing on March 19, 2021 containing the IPO balance sheet as of March 15, 2021 (the “Closing Form 8-K), Form 10-Q filing on July 27, 2021 containing financial statements as of March 31, 2021, Form 10-Q filing on August 27, 2021 containing financial statements as of June 30, 2021, and Form 10-Q filing on November 15, 2021 containing financial statements as of September 30, 2021 (collectively, the “Prior Period Financial Statements”). In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were material to the Prior Period Financial Statements. Accordingly, the Company has corrected such material errors by restating its Prior Period Financial Statements and classified all Public Subunits as temporary. The Company will also correct previously reported financial information for such material errors in future filings, as applicable.

Classification of Private Warrants & Fair Value of Representative Shares

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for its Public Warrants and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity, since the Private Warrants meet the definition of a derivative under ASC 815-40. Additionally, the Company’s management re-evaluated the fair value of the Representative Shares and concluded that the fair value the Company had previously used for the Representative Shares were incorrect and needs to be restated. The identified errors impacted the Prior Period Financial Statements. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the errors and has determined that the related impacts were qualitatively immaterial to the Prior Period Financial Statements but, in consideration that the Company is restating its Prior Period Financial Statements to address the misclassification of redeemable equity instruments, the Company concluded that it should restate the identified errors related to the classification of Private Warrants and the fair value of Representative Shares as well.

Impact of the Restatement

The impact of the restatement on the audited balance sheet as of March 15, 2021 and unaudited interim financial statements as of and for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021 are presented below.

	As Previously Reported	Adjustments	As Restated
Audited Balance Sheet at March 15, 2021
Warrant Liabilities	$-	$253,413	$253,413
Total Liabilities	591,387	254,413	844,800
Common stock subject to possible redemption	116,095,120	3,904,880	120,000,000
Common stock	465	(39)	426
Additional paid-in capital	5,004,068	(4,158,254)	845,814
Total Stockholder’s Equity	5,000,003	(4,158,293)	841,710

Unaudited Balance Sheet at March 31, 2021
Common stock subject to possible redemption	$128,744,590	$4,255,935	$133,000,525
Common stock	459	(43)	416
Additional paid-in capital	5,084,297	(4,255,892)	828,405

Unaudited Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	2,059,408	247,259	2,306,667
Basic and diluted weighted average shares outstanding, common stock	3,856,614	(514,481)	3,342,133
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.00	$3.41	$3.41
Basic and diluted net income (loss) per share, common stock not subject to redemption	$(0.02)	$(2.36)	$(2.38)

	As Previously Reported	Adjustments	As Restated
Unaudited Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021
Issuance of representative shares - Additional Paid-in-Capital	$3,458	$2,020,963	$2,024,421
Issuance of representative shares - Stockholders’ Equity (Deficit)	3,500	2,020,963	2,024,463
Offering costs charged to the Stockholders’ equity	(428,847)	(2,020,963)	(2,449,810)
Reclassification of offering costs related to public shares	$-	$4,779,936	$4,779,936
Accretion of common stock to redemption value	$-	$(13,366,023)	$(13,366,023)

Unaudited Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$115,841,700	$8,572,213	$124,413,913
Change in value of common stock subject to possible redemption	$12,902,890	$(12,902,365)	$-
Reclassification of offering costs related to public shares	$-	$(4,779,936)	$(4,779,936)
Accretion of common stock to redemption value	$-	$13,366,023	$13,366,023
Accretion of common stock to redemption value (interest earned on trust account)	$-	$525	$525

Unaudited Statement of Operations for the six months ended June 30, 2021
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.46	$0.08	$0.54
Basic and diluted net income (loss) per share, common stock not subject to redemption	$(1.00)	$(0.17)	$(1.17)

Unaudited Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2021
Issuance of representative shares - Additional Paid-in-Capital	$3,458	$2,020,963	$2,024,421
Issuance of representative shares - Stockholders’ Equity (Deficit)	3,500	2,020,963	2,024,463
Offering costs charged to the Stockholders’ equity	(428,847)	(2,020,963)	(2,449,810)
Reclassification of offering costs related to public shares	$2,886,166	$1,893,770	$4,779,936
Accretion of common stock to redemption value	$(11,472,253)	$(1,893,770)	$(13,366,023)

Unaudited Statement of Cash Flows for the six months ended June 30, 2021
Reclassification of offering costs related to public shares	$(2,886,166)	$(1,893,770)	$(4,779,936)
Accretion of common stock to redemption value	$11,472,253	$1,893,770	$13,366,023

Unaudited Statement of Operations for the nine months ended September 30, 2021
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.31	$0.06	$0.37
Basic and diluted net income (loss) per share, common stock not subject to redemption	$(0.87)	$(0.14)	$(1.01)

Unaudited Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2021
Issuance of representative shares - Additional Paid-in-Capital	$3,458	$2,020,963	$2,024,421
Issuance of representative shares - Stockholders’ Equity (Deficit)	3,500	2,020,963	2,024,463
Offering costs charged to the Stockholders’ equity	(428,847)	(2,020,963)	(2,449,810)
Reclassification of offering costs related to public shares	$2,886,166	$1,893,770	$4,779,936
Accretion of common stock to redemption value	$(11,472,253)	$(1,893,770)	$(13,366,023)

Unaudited Statement of Cash Flows for the nine months ended September 30, 2021
Reclassification of offering costs related to public shares	$(2,886,166)	$(1,893,770)	$(4,779,936)
Accretion of common stock to redemption value	$11,472,253	$1,893,770	$13,366,023

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $235,295 of cash held outside of the Trust Account as of December 31, 2021 and no cash held outside of the Trust Account as of December 31, 2020. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the Company had $133,010,583 in the Trust Account which may be utilized for Business Combination. As of December 31, 2021, the assets held in the Trust Account were invested in Treasury Securities consisting of money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share and income (loss) per founder non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 72.8% for the Public Shares and 27.2% for the founder non-redeemable shares for the year ended December 31, 2021, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

For the year ended December 31, 2021
Net loss	$(981,884)
Accretion of temporary equity to redemption value	(13,376,606)
Net loss including accretion of temporary equity to redemption value	$(14,358,490)

	For the year ended December 31, 2021
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(10,451,084)	$(3,907,406)
Accretion of temporary equity to redemption value	13,376,606	-
Allocation of net income (loss)	$2,925,522	$(3,907,406)

Denominator:
Weighted-average shares outstanding	10,589,315	3,959,088
Basic and diluted net income (loss) per share	$0.28	$(0.99)

No shares of the Company were issued or outstanding in 2020 and, as a result, Earnings Per Share does not exist for 2020.

In connection with the underwriters’ partial exercise of their over-allotment option on March 19, 2021, 325,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units, generating an aggregate of gross proceeds of $13,000,000, and incurred additional transaction costs of $260,000 in underwriting discount.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 — Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of common stock, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 10, 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 3,450,000 founder shares outstanding and held by the Sponsor and the Company’s directors (up to 450,000 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On March 19, 2021, the underwriters partially exercised the over-allotment option to purchase 1,300,000 Public Units. As a result, 125,000 founder shares were forfeited.

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

Related Party Loans

In order to meet the working capital needs following the consummation of the IPO if the funds not held in the Trust Account are insufficient, the Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of (i) one subunit, which consists of one share of common stock and one-quarter of one warrant, and (ii) one-quarter of one warrant, where the common stock and warrants would be identical to the common stock and warrants included in the Private Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no other proceeds from the Trust Account would be used for such repayment. At December 31, 2021 and 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the Effective Date of the registration statement through the acquisition of a target business, the Company will pay an affiliate of the Chief Executive Officer, an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. The Company has recorded 97,097 for the for the period from March 10, 2021 through December 31, 2021.

Note 7 — Fair Value Measurements

Non-Recurring Fair Value Measurement

The following table presents information about the Company’s Representative Shares that were measured at fair value on a non-recurring basis as of January 13, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	January 13,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Stockholders’ Equity:
Representative Shares	$2,024,463	$-	$-	$2,024,463
	$2,024,463	$	$-	$2,024,463

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

Recurring Fair Value Measurement

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Fund held in Trust Account	$133,010,583	$133,010,583	$-	$-
	$133,010,583	$133,010,583	$-	$-
Liabilities:
Warrant Liability	$247,514	$-	$-	$247,514
	$247,514	$-	$-	$247,514

The estimated fair value of the warrant liability on March 15, 2021 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at March 15, 2021:

Input	March 15, 2021
Expected term (years)	5.99
Expected volatility	24.3%
Risk-free interest rate	1.06%
Stock price	$9.36
Dividend yield	0%
Exercise price	$11.5

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.30
Expected volatility	19.5%
Risk-free interest rate	1.29%
Stock price	$9.58
Dividend yield	0%
Exercise price	$11.5

The following table sets forth a summary of the changes in the fair value of the warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	270,307
Change in fair value	(22,793)

Fair value as of December 31, 2021	$247,514

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which will become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members (including, with EarlyBirdCapital’s prior consent which shall not be unreasonably withheld, companies affiliated with the Company or its officers or directors) that assist the Company in identifying or consummating an initial Business Combination.

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

Business Combination Legal Services Agreement

The Company has entered into an agreement with its legal counsel, Loeb & Loeb (“Loeb”), whereby the Company is required to pay a total of $250,000 in retainer fees to Loeb for services related to the initial Business Combination upon the completion of certain milestones. The balance of any additional legal fees incurred related to the initial Business Combination will be due at the closing of the SPAC Merger. As of December 31, 2021, the Company had paid a total of $50,000 of retainer fees to Loeb.

Consulting Agreement

On March 16, 2021, the Company entered into a consulting agreement with Dr. Julia, a director of the Company, pursuant to which Dr. Julia agreed to introduce to the Company one or more potential candidates for the Company to pursue regarding a potential business combination in exchange for a single consulting fee equal to 1.0% of the enterprise value of the target company paid in cash, not to exceed 2.0% of the Trust Account, payable concurrent with the closing of the business combination with the target introduced by Dr. Julia. On November 15, 2021, the Company entered into a Merger Agreement with SoundHound Inc., which Dr. Julia had introduced to the Company. Pursuant to the consulting agreement, upon the closing of the Business Combination, Dr. Julia will be entitled to a finder’s fee of $2.66 million.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock at par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021, there were 4,161,000 shares of common stock issued and outstanding, excluding 13,300,000 shares of common stock subject to possible redemption.

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

Note 10 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$51,171	$150
Capitalized costs related to Business Combination	82,920	—
Federal net operating loss	77,042	—
Total deferred tax asset	211,133	150
Valuation allowance	(211,133)	(150)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	211,133	150
State
Current	—	—
Deferred	—	—
Change in valuation allowance	(211,133)	(150)
Income tax provision	$—	$—

As of December 31, 2021, the Company has $366,866 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $210,982.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Permanent Book/Tax Differences	0.49%
Change in valuation allowance	(21.49)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

On January 10, 2022, the Company filed a registration statement on Form S-4 (the “Form S-4”) with respect to the merger between the Company and SoundHound Inc.

On February 14, 2022, the Company filed Amendment No. 1 to the Form S-4 to address comments the Company received from the SEC on February 9, 2022.