Form 10-Q
period 2022-03-31
SOUNDHOUND AI, INC.
filed 2022-05-17
CIK 1840856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40193

SOUNDHOUND AI, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1286799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Betsy Ross Drive, Santa Clara, CA 95054

(Address of principal executive offices) (Zip Code)

(408) 441-3200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Common stock, par value $0.0001 per share	SOUN	The Nasdaq Stock Market LLC

Redeemable Warrants	SOUNW	The Nasdaq Stock Market LLC

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 13, 2022, there were 155,748,341 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 40,396,600 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

On April 26, 2022, subsequent to the fiscal quarter ended March 31, 2022, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Archimedes Tech SPAC Partners Co., a Delaware corporation that is our predecessor (“Archimedes”), consummated the previously announced transactions contemplated by the Merger Agreement (the “Merger Agreement”), dated as of November 15, 2021, by and among Archimedes, ATSPC Merger Sub, Inc., a wholly owned subsidiary of Archimedes (“Merger Sub”), and SoundHound, Inc., a Delaware corporation (“SoundHound”). The Merger Agreement provided for the acquisition of SoundHound by the registrant pursuant to the merger of Merger Sub with and into SoundHound (the “Merger”), with SoundHound continuing as the surviving entity and a wholly owned subsidiary of the registrant. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

In connection with the closing of the Merger, the registrant changed its name from Archimedes Tech SPAC Partners Co. to SoundHound AI, Inc. Unless stated otherwise, this report contains information about Archimedes before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Report refer to Archimedes before the consummation of the Business Combination or SoundHound AI after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Merger, which, as discussed above, occurred subsequent to the period covered hereunder.

SOUNDHOUND AI, INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalent	$18,129	$235,295
Prepaid expenses	78,566	98,066
Total current assets	96,695	333,361
Marketable securities held in Trust Account	133,022,440	133,010,583
Total Assets	$133,119,135	$133,343,944

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued liabilities	$503,071	$247,868
Due to related party	-	1,816
Total current liabilities	503,071	249,684
Warrant liability	154,768	247,514
Total liabilities	$657,839	$497,198

Commitments and Contingencies
Common stock subject to possible redemption, 13,300,000 shares at redemption value as of March 31, 2022 and December 31, 2021	$133,022,440	$133,010,583

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.0001 par value; 100,000,000 shares and 31,000,000 shares authorized, 4,161,000 shares issued and outstanding (excluding 13,300,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	416	416
Additional paid-in-capital	806,490	818,347
Accumulated deficit	(1,368,050)	(982,600)
Total Stockholders’ Deficit	$(561,144)	$(163,837)

Total Liabilities and Stockholders’ Deficit	$133,119,135	$133,343,944

The accompanying notes are an integral part of these condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operating costs	$490,053	$81,441
Loss from operations	(490,053)	(81,441)

Other income (expense)
Trust interest income	11,857	525
Unrealized gain (loss) on change in fair value of warrants	92,746	(3,117)
Total other income (expense)	104,603	(2,592)

Net loss	$(385,450)	$(84,033)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,300,000	2,306,667
Basic and diluted net (loss) income per share attributable to common stock subject to redemption	$(0.02)	$3.41

Basic and diluted weighted average shares outstanding, common stock	4,161,000	3,342,133
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(2.38)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	4,161,000	$416	$818,347	$(982,600)	$(163,837)
Net loss	-	-	-	(385,450)	(385,450)
Accretion of common stock to redemption value (interest earned on trust account)	-	-	(11,857)	-	(11,857)

Balance as of March 31, 2022	4,161,000	$416	$806,490	$(1,368,050)	$(561,144)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	$-	$(716)	$(716)
Sale of 12,000,000 Units through IPO	12,000,000	1,200	119,998,800	-	120,000,000
Sale of 1,300,000 Units through over-allotment	1,300,000	130	12,999,870	-	13,000,000
Sale of 416,000 Private Units in private placement	416,000	42	4,159,958	-	4,160,000
Issuance of representative shares	420,000	42	2,024,421	-	2,024,463
Common stock issued to initial stockholders	3,450,000	345	24,655	-	25,000
Forfeiture of founder shares	(125,000)	(13)	13	-	-
Underwriting fee	-	-	(2,660,000)	-	(2,660,000)
Offering costs charged to the stockholders’ equity	-	-	(2,449,810)	-	(2,449,810)
Initial classification of warrant liability	-	-	(270,307)	-	(270,307)
Reclassification of offering costs related to Public Shares	-	-	4,779,936	-	4,779,936
Net loss	-	-	-	(84,033)	(84,033)
Initial value of common stock subject to possible redemption	(13,300,000)	(1,330)	(124,412,583)	-	(124,413,913)
Accretion of common stock to redemption value	-	-	(13,366,023)	-	(13,366,023)
Accretion of common stock to redemption value (interest earned on trust account)	-	-	(525)		(525)

Balance as of March 31, 2021	4,161,000	$416	$828,405	$(84,749)	$744,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash flows from Operating Activities:
Net loss	$(385,450)	$(84,033)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss on change in fair value of warrants	(92,746)	3,117
Interest earned on marketable securities held in Trust Account	(11,857)	(525)
Changes in current assets and current liabilities:
Prepaid expenses	19,500	(165,713)
Accrued liabilities	255,203	54,815
Due to related party	(1,816)	6,381
Net cash used in operating activities	(217,166)	(185,958)

Cash Flows from Investing Activities:
Investment held in Trust Account	-	(133,000,000)
Net cash used in investing activities	-	(133,000,000)

Cash flows from Financing Activities:
Proceeds from IPO and over-allotment	-	133,000,000
Payment of underwriting fees	-	(2,660,000)
Proceeds from private placement	-	4,160,000
Proceeds from issuance of promissory note to related party	-	125,000
Payment to promissory note to related party	-	(125,000)
Proceeds from issuance of common stock to initial stockholders	-	25,000
Payment of deferred offering costs	-	(375,347)
Net cash provided by financing activities	-	134,149,653

Net change in cash	(217,166)	963,695
Cash, beginning of the period	235,295	-
Cash, end of the period	$18,129	$963,695

Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$-	$124,413,913
Reclassification of offering costs related to Public Shares	$-	$(4,779,936)
Accretion of common stock to redemption value	$-	$13,366,023
Accretion of common stock to redemption value (interest earned on trust account)	$11,857	$525
Forfeiture of founder shares	$-	$13
Initial classification of warrant liability	$-	$270,307
Deferred offering costs included in accrued expenses	$-	$50,000

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

As of March 31, 2022, the Company had not commenced any revenue-generating operations. All activity for the period from September 15, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income or expense, as applicable.

On November 15, 2021, the Company entered into a definitive merger agreement with SoundHound Inc. (“SoundHound”), a voice artificial intelligence company, pursuant to which the two companies agreed to consummate a Business Combination (the “Merger Agreement”). The total consideration to be paid by the Company to SoundHound is $2,000,000,000 in equity of the Company, with outstanding SoundHound stock options and warrants included on a net exercise basis.

On April 26, 2022, the Company consummated its Business Combination with SoundHound pursuant to the Merger Agreement. The aggregate merger consideration paid by the Company to SoundHound security holders in connection with the Business Combination was an amount equal to $2,000,000,000, with outstanding SoundHound stock options and warrants assumed by the company included on a net exercise basis. As a result of the Business Combination, the Company owns 100% of the outstanding common stock of SoundHound and the Company changed its name from “Archimedes Tech SPAC Partners Co.” to “SoundHound AI, Inc” (See Note 9).

The Company’s sponsor is Archimedes Tech SPAC Sponsors LLC, a Delaware limited liability company (the “Sponsor”).

References to the Company’s “initial stockholders” refer to the Company’s stockholders prior to the IPO, excluding the holders of the Representative Shares (See Note 7).

Financing

The registration statement for the Company’s IPO was declared effective on March 10, 2021 (the “Effective Date”). As discussed in Note 3, on March 15, 2021, the Company consummated the IPO of 12,000,000 units, (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $120,000,000.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 390,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement (the “Private Placement”) to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $3,900,000, which is discussed in Note 4. Each Private Unit consists of (i) one subunit (the “Private Subunits”), which consists of one share of common stock (the “Private Shares”) and one-quarter of one redeemable warrant, and (ii) one-quarter of one redeemable warrant (collectively, the redeemable warrants included in the Private Units and Private Subunits, the “Private Warrants”).

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

On April 26, 2022, in connection with the Company’s Business Combination, an aggregate of $127,679,500 was paid from the Company’s Trust Account (see below) to holders that properly exercised their right to have their Public Shares redeemed, with a remaining Trust Account balance of approximately $5,356,628 (the “Trust Proceeds”). Additionally, pursuant to subscription agreements the Company had previously entered into with certain accredited investors (the “Subscribers”), the Subscribers purchased an aggregate of 11,300,000 shares of Class A Common Stock of the combined company for a purchase price of $10.00 per share in a private placement that closed concurrently with the Business Combination, for total gross proceeds of $113,000,000 (the “PIPE Proceeds”). The Trust Proceeds and PIPE Proceeds were used for the payment of expenses incurred by the Company and SoundHound in connection with the Business Combination and the remaining proceeds will be used for general corporate purposes of the Company following the Business Combination (See Note 9).

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

On April 26, 2022, in connection with the Company’s Business Combination, an aggregate of $127,679,500 was paid from the Company’s Trust Account to holders that properly exercised their right to have their Public Shares redeemed, resulting in Trust Proceeds of approximately $5,356,628 (See Note 9).

Initial Business Combination

On April 26, 2022, the Company consummated its Business Combination with SoundHound pursuant to the Merger Agreement. As a result of the Business Combination, the registrant owns 100% of the outstanding common stock of SoundHound and the registrant changed its name from “Archimedes Tech SPAC Partners Co.” to “SoundHound AI, Inc.” In connection with the Company’s Business Combination, the Company received approximately $5,356,628 in Trust Proceeds and $113,000,000 in PIPE Proceeds. The Trust Proceeds and PIPE Proceeds were used for the payment of expenses incurred by the Company and SoundHound in connection with the Business Combination and the remaining proceeds will be used for general corporate purposes of the Company following the Business Combination (See Note 9).

Liquidity and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $18,129 available for its working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem Public Subunits. As of March 31, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

On April 21, 2022, SPAC Partners LLC (“SP”), an affiliate of the Company’s Chief Executive Officer, agreed to loan the Company $167,955 to be used for tax payments (the “SP Promissory Note”). The SP Promissory Note is non-interest bearing and payable in cash upon the closing of the Company’s Business Combination. In the event the Company fails to complete a Business Combination prior to the deadline set forth in its governing document, no payment will be due under the SP Promissory Note and the principal balance of the SP Promissory Note will be forgiven.

On April 26, 2022, in connection with the Company’s Business Combination, the Company received approximately $5,356,628 in Trust Proceeds and $113,000,000 in PIPE Proceeds. The Trust Proceeds and PIPE Proceeds were used for the payment of expenses incurred by the Company and SoundHound in connection with the Business Combination and the remaining proceeds will be used for general corporate purposes of the Company following the Business Combination (See Note 9).

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through receipt of $25,000 from the sale of Founder Shares (see Note 5), advances from the Sponsor in an aggregate amount of $125,000 under an unsecured promissory note, which were repaid upon the closing of the IPO (see Note 5). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the net proceeds from the IPO and Private Placement held outside of the Trust Account. Subsequent to the consummation of the Company’s Business Combination on April 26, 2022, the Company’s liquidity needs have been satisfied through the remaining Trust Proceeds and PIPE Proceeds after payment of expenses in connection with the Business Combination (See Note 9).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

The Company anticipates that the $18,129 outside of the Trust account as of March 31, 2022, combined with the net Trust Proceeds and PIPE Proceeds that the Company received upon the consummation of the Company’s Business Combination on April 26, 2022, will be sufficient to allow the Company to operate for at least the next 12 months.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited 2021 financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 9, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $18,129 and $235,295 of cash held outside of the Trust Account as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents held outside of the Trust Account as of March 31, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had 133,022,440 and $133,010,583 in the Trust Account which may be utilized for Business Combination. As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in Treasury Securities consisting of money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, and due to related party are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

The Company’s warrant liability and the fair value of its Representative Shares are based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability and the fair value of its Representative Shares are classified as Level 3. See Note 6 for additional information on assets, liabilities and Representative Shares measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share and income (loss) per founder non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76.2% for the Public Shares and 23.8% for the founder non-redeemable shares for the three months ended March 31, 2022, and a ratio of 40.8% for the Public Shares and 59.2% for the founder non-redeemable shares for the three months ended March 31, 2021, respectively, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Net loss	$(385,450)	$(84,033)
Accretion of temporary equity to redemption value	(11,857)	(13,366,548)
Net loss including accretion of temporary equity to redemption value	$(397,307)	$(13,450,581)

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(302,628)	$(94,679)	$(5,492,495)	$(7,958,086)
Accretion of temporary equity to redemption value	11,857	-	13,366,548	-
Allocation of net income (loss)	$(290,771)	$(94,679)	$7,874,053	$(7,958,086)

Denominator:
Weighted-average shares outstanding	13,300,000	4,161,000	2,306,667	3,342,133
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$3.41	$(2.38)

In connection with the underwriters’ partial exercise of their over-allotment option on March 19, 2021, 325,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

On April 21, 2022, SP agreed to loan the Company $167,955 through the SP Promissory Note. The SP Promissory Note is non-interest bearing and payable in cash upon the closing of the Company’s Business Combination. In the event the Company fails to complete a Business Combination prior to the deadline set forth in its governing document, no payment will be due under the SP Promissory Note and the principal balance of the SP Promissory Note will be forgiven (See Note 9).

Related Party Loans

In order to meet the working capital needs following the consummation of the IPO if the funds not held in the Trust Account are insufficient, the Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of (i) one subunit, which consists of one share of common stock and one-quarter of one warrant, and (ii) one-quarter of one warrant, where the common stock and warrants would be identical to the common stock and warrants included in the Private Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no other proceeds from the Trust Account would be used for such repayment. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the Effective Date of the registration statement through the acquisition of a target business, the Company will pay SP an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. The Company has recorded $30,000 and $7,097 for the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 6 — Fair Value Measurements

Non-Recurring Fair Value Measurement

The following table presents information about the Company’s Representative Shares that were measured at fair value on a non-recurring basis as of January 13, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	January 13,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Stockholders’ Equity:
Representative Shares	$2,024,463	$-	$-	$2,024,463
	$2,024,463	$-	$-	$2,024,463

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

Recurring Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Fund held in Trust Account	$133,022,440	$133,022,440	$-	$-
	$133,022,440	$133,022,440	$-	$-
Liabilities:
Warrant Liability	$154,768	$-	$-	$154,768
	$154,768	$-	$-	$154,768

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Fund held in Trust Account	$133,010,583	$133,010,583	$-	$-
	$133,010,583	$133,010,583	$-	$-
Liabilities:
Warrant Liability	$247,514	$-	$-	$247,514
	$247,514	$-	$-	$247,514

The estimated fair value of the warrant liability on March 31, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at March 15, 2021:

Input	March 15, 2021
Expected term (years)	5.99
Expected volatility	24.3%
Risk-free interest rate	1.06%
Stock price	$9.36
Dividend yield	0%
Exercise price	$11.5

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.30
Expected volatility	19.5%
Risk-free interest rate	1.29%
Stock price	$9.58
Dividend yield	0%
Exercise price	$11.5

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at March 31, 2022:

Input	March 31, 2022
Expected term (years)	5.09
Expected volatility	10.4%
Risk-free interest rate	2.42%
Stock price	$9.77
Dividend yield	0%
Exercise price	$11.5

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2022:

Warrant Liability
Fair value as of December 31, 2021	$247,514
Change in fair value	(92,746)

Fair value as of March 31, 2022	$154,768

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial valuation of warrant liability	270,307
Change in fair value	3,117

Fair value as of March 31, 2021	$273,424

Note 7 — Commitments and Contingencies

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

Representative Shares

On January 13, 2021, the Company has issued to EarlyBirdCapital and its designees an aggregate of 350,000 representative shares at a purchase price of $0.0001 per share (the “Representative Shares”). The fair value of the Representative Shares was determined to be $2,024,463 (See Note 6). On March 10, 2021, the Company effected a stock dividend of 0.2 shares of common stock for every share of common stock outstanding, resulting in an additional 70,000 representative shares issued to EarlyBirdCapital for no consideration and an aggregate of 420,000 representative shares outstanding. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Business Combination Legal Services Agreement

On July 1, 2021, the Company entered into an agreement with its legal counsel, Loeb & Loeb (“Loeb”), whereby the Company is required to pay a total of $250,000 in retainer fees to Loeb for services related to the initial Business Combination upon the completion of certain milestones. The balance of any additional legal fees incurred related to the initial Business Combination will be due at the closing of the SPAC Merger. For the three-month period ended March 31, 2022, the Company had accrued a total of $100,000 of legal fees.

Consulting Agreement

On March 16, 2021, the Company entered into a consulting agreement with Dr. Julia, a director of the Company, pursuant to which Dr. Julia agreed to introduce to the Company one or more potential candidates for the Company to pursue regarding a potential business combination in exchange for a single consulting fee equal to 1.0% of the enterprise value of the target company paid in cash, not to exceed 2.0% of the Trust Account, payable concurrent with the closing of the business combination with the target introduced by Dr. Julia. On November 15, 2021, the Company entered into a Merger Agreement with SoundHound, which Dr. Julia had introduced to the Company. Pursuant to the consulting agreement, upon the closing of the Business Combination, Dr. Julia will be entitled to a finder’s fee of $2,660,000.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock at par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 4,161,000 shares of common stock issued and outstanding, excluding 13,300,000 shares of common stock subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

On April 9, 2022, the Company entered into a subscription agreement with an accredited investor (the “New Subscriber”) pursuant to which the New Subscriber agreed to purchase, and the Company has agreed to sell, 200,000 shares of common stock, par value $0.0001 per share, at a purchase price of $10.00 per share for gross proceeds of $2,000,000.

On April 9, 2022, the Company entered into an agreement to engage Northland to serve as a capital markets advisor in connection with the Business Combination. The Company agreed an advisory fee in the amount of $500,000 payable to Northland upon the closing of the Business Combination, plus expenses. In addition to the advisory fee, the Company agreed to consider awarding, at the Company’s sole discretion, a discretionary fee to Northland in an amount not to exceed 2% of the balance of the funds in the Trust Account remaining after the closing. No such fee was paid.

On April 9, 2022, the Company entered into an agreement to engage Wedbush to act as the Company’s strategic financial advisor in connection with the Business Combination. The Company agreed to pay Wedbush a fee in the amount of $750,000, with $500,000 payable no later than ten days after the close of the Business Combination and the remaining $250,000 payable in six monthly installments of $41,667 with the installment payments starting the first month after the close.

On April 13, 2022, the Company entered into an agreement to engage IB CAP to act as the Company’s financial advisor and marketing agent in connection with the Business Combination. The Company agreed a fee in the amount of $550,000 payable to IB CAP upon the closing of the Business Combination. An affiliate of IB CAP acted as a “qualified independent underwriter” and co-manager in the Company’s Initial Public Offering.

On April 14, 2022, the Company amended the lock-up agreement (the “Amendment”) previously entered into with the chief executive officer of SoundHound, Keyvan Mohajer, to extend the lock-up period applicable to Mr. Mohajer from six months to one year from the date of the closing of the Business Combination.

On April 18, 2022, the Company entered into an agreement to engage CF&CO to act as the Company’s capital markets advisor in connection with the Business Combination. The Company agreed to pay an advisory fee in the amount of $750,000 to CF&CO upon the closing of the Business Combination, plus expenses.

On April 21, 2022, SP agreed to loan the Company $167,955 through the SP Promissory Note. The SP Promissory Note is non-interest bearing and payable in cash upon the closing of the Company’s Business Combination. In the event the Company fails to complete a Business Combination prior to the deadline set forth in its governing document, no payment will be due under the SP Promissory Note and the principal balance of the SP Promissory Note will be forgiven.

On April 26, 2022, the Company consummated its Business Combination with SoundHound pursuant to the Merger Agreement. The aggregate merger consideration paid by the Company to SoundHound security holders in connection with the Business Combination was an amount equal to $2,000,000,000, with outstanding SoundHound stock options and warrants assumed by the Company included on a net exercise basis. As a result of the Business Combination, the Company owns 100% of the outstanding common stock of SoundHound and the Company changed its name from “Archimedes Tech SPAC Partners Co.” to “SoundHound AI, Inc.” In connection with the Business Combination, an aggregate of $127,679,500 was paid from the Company’s Trust Account to holders that properly exercised their right to have their Public Shares redeemed, with remaining Trust Proceeds of approximately $5,356,628. Additionally, pursuant to subscription agreements the Company had previously entered into with certain Subscribers, the Subscribers purchased an aggregate of 11,300,000 shares of Class A Common Stock of the combined company for a purchase price of $10.00 per share in a private placement that closed concurrently with the Business Combination, for total PIPE Proceeds of $113,000,000. The Trust Proceeds and PIPE Proceeds were used for the payment of expenses incurred by the Company and SoundHound in connection with the Business Combination and the remaining proceeds will be used for general corporate purposes of the Company following the Business Combination.

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

All activity through March 31, 2022 relates to our formation, IPO, which was consummated on March 15, 2021, the search for a prospective initial Business Combination target, and efforts toward consummating the initial Business Combination.

On November 15, 2021, we entered into a definitive merger agreement with SoundHound, a voice artificial intelligence company, pursuant to which the two companies agreed to consummate a Business Combination (the “Merger Agreement”). The total consideration to be paid to SoundHound is $2,000,000 in our equity, with outstanding SoundHound stock options and warrants included on a net exercise basis.

On April 26, 2022, we consummated our Business Combination with SoundHound pursuant to the Merger Agreement. The aggregate merger consideration we paid to SoundHound security holders in connection with the Business Combination was an amount equal to $2,000,000,000, with outstanding SoundHound stock options and warrants assumed by us included on a net exercise basis. As a result of the Business Combination, we own 100% of the outstanding common stock of SoundHound and we changed our name from “Archimedes Tech SPAC Partners Co.” to “SoundHound AI, Inc” (See Note 9).

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from September 15, 2020 (inception) through March 31, 2022 relates to our formation, IPO and, after our IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended March 31, 2022, we had a net loss of $385,450, which was comprised of operating costs of $490,053, interest income of $11,857 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $92,746.

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

As of March 31, 2022, we had $18,129 of cash held outside of the Trust Account for our working capital needs.

On April 21, 2022, SP agreed to loan us $167,955 through the SP Promissory Note. The SP Promissory Note is non-interest bearing and payable in cash upon the closing of our Business Combination. In the event we fail to complete a Business Combination prior to the deadline set forth in our governing document, no payment will be due under the SP Promissory Note and the principal balance of the SP Promissory Note will be forgiven (See Note 9).

On April 26, 2022, in connection with our Business Combination, we received approximately $5,356,628 in Trust Proceeds and $113,000,000 in PIPE Proceeds. The Trust Proceeds and PIPE Proceeds were used for the payment of expenses incurred by the Company and SoundHound in connection with the Business Combination and the remaining proceeds will be used for general corporate purposes of the Company following the Business Combination (See Note 9).

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $125,000. We fully paid the note to the Sponsor on March 15, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. Subsequent to the consummation of the Business Combination on April 26, 2022, our liquidity needs have been satisfied through the remaining Trust Proceeds and PIPE Proceeds after payment of expenses in connection with the Business Combination (See Note 9).

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

We anticipate that the $18,129 outside of the Trust account as of March 31, 2022, combined with the net Trust Proceeds and PIPE Proceeds that we received upon the consummation of our Business Combination on April 26, 2022, will be sufficient to allow us to operate for at least the next 12 months.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share and income (loss) per founder non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 76.2% for the Public Shares and 23.8% for the founder non-redeemable shares for the three months ended March 31, 2022, and a ratio of 40.8% for the Public Shares and 59.2% for the founder non-redeemable shares for the three months ended March 31, 2021, respectively, reflective of the respective participation rights.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to the Company’s accounting for complex financial instrument, including classification of warrant liabilities, redeemable equity and valuation of representative shares. This material weakness resulted in the restatement of the Company’s balance sheet as of March 15, 2021, and its interim financial statements for the quarter ended March 31, 2021; June 30, 2021; and September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, we have improved our internal controls over financial reporting relating to classification of warrants, classification of redeemable equity instruments, and fair value of representative shares through enhanced education of our accountants and retention of third-party valuation professionals to conduct periodic fair value assessments of our complex financial instruments. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies. However, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the final prospectus with respect to our business combination with SoundHound, filed with the SEC on April 8, 2022. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the company

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

SOUNDHOUND AI, INC

Date: May 17, 2022	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2022	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)