Form 10-Q
period 2022-06-30
SOUNDHOUND AI, INC.
filed 2022-08-15
CIK 1840856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

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

As of August 11, 2022, there were 156,530,885 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 40,396,600 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.

QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound AI,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our amendment to our current report on Form 8-K, which was originally filed with the SEC on May 2, 2022 and amended by Amendment No. 1 to Current Report on Form 8-K (collectively referred to as the “Form 8-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	the ability to maintain the listing of SoundHound AI Class A Common Stock on the Nasdaq Global Market;

●	execution of our business strategy, including launching new product offerings and expanding information and technology capabilities;

●	our market opportunity and our ability to acquire new customers and retain existing customers;

●	the timing and impact of our growth initiatives on our future financial performance;

●	the ability to recognize the anticipated benefits of our recent business combination, which may be affected by, among other things, competition and the ability of SoundHound AI to manage its growth;

●	the ability of SoundHound AI to protect intellectual property and trade secrets;

●	the ability to obtain additional capital, including equity or debt financing;

●	changes in applicable laws or regulations and extensive and evolving government regulations that impact the Company’s operations and business;

●	the ability to attract or maintain a qualified workforce;

●	level of product service failures that could lead SoundHound AI customers to use competitors’ services;

●	investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings;

●	the effects of the COVID-19 pandemic or any similar public health developments on SoundHound AI’s business;

●	risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;

●	litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers;

●	the possibility that SoundHound AI may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties described under the section titled “Risk Factors” of our Form 8-K.

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this report and in the “Business,” “Risk Factors” and other sections of the Form 8-K. You should thoroughly read this report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this report relate only to events or information as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SOUNDHOUND AI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$65,010	$21,626
Restricted cash equivalents	—	460
Accounts receivable, net of allowances of $109 as of June 30, 2022 and December 31, 2021	1,015	2,060
Prepaid expenses	4,685	1,276
Debt issuance cost	122	1,132
Other current assets	927	917
Total current assets	71,759	27,471
Restricted cash equivalents, non-current	230	736
Right-of-use assets	9,535	10,291
Property and equipment, net	4,868	6,155
Deferred tax asset	2,169	2,169
Debt issuance cost	235	—
Deferred offering costs	—	1,264
Other assets	1,007	1,117
Total assets	$89,803	$49,203

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,348	$3,760
Accrued liabilities	5,939	7,298
Operating lease liabilities	3,299	3,281
Financing lease liabilities	361	1,301
Income tax liability	2,829	2,737
Deferred revenue	6,174	6,042
Convertible note	—	29,868
Derivative liability	—	3,488
Notes payable	16,930	29,964
Total current liabilities	40,880	87,739

Operating lease liabilities, net of current portion	7,124	8,611
Financing lease liabilities, net of current portion	214	292
Deferred revenue, net of current portion	9,465	14,959
Notes payable, net of current portion	26,126	—
Other liabilities	1,338	1,336
Total liabilities	85,147	112,937
Commitments and contingencies (Note 7)

Legacy SoundHound redeemable convertible preferred stock; $0.0001 par value; 0 and 146,218,514 shares authorized; 0 and 106,949,326 shares issued and outstanding, liquidation preference of $0 and $284,826 as of June 30, 2022 and December 31, 2021, respectively	—	279,503
Stockholders’ equity (deficit):
Legacy SoundHound Common Stock, $0.0001 par value; 250,030,433 shares authorized; 0 and 68,258,556 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	1
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 156,266,549 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	16	—
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 40,396,600 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	—
Additional paid-in capital	447,136	43,491
Accumulated deficit	(442,500)	(386,729)
Total stockholders’ equity (deficit)	4,656	(343,237)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$89,803	$49,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$6,152	$8,279	$10,442	$12,018
Operating expenses:
Cost of revenues	2,488	1,628	4,261	3,221
Sales and marketing	4,370	1,008	6,951	2,084
Research and development	18,862	14,023	35,512	28,466
General and administrative	9,362	4,119	13,365	7,365
Total operating expenses	35,082	20,778	60,089	41,136
Loss from operations	(28,930)	(12,499)	(49,647)	(29,118)

Other expense, net:
Interest expense	(1,572)	(2,294)	(4,549)	(3,042)
Other income (expense), net	223	184	(834)	(1,542)
Total other expense, net	(1,349)	(2,110)	(5,383)	(4,584)
Loss before provision for income taxes	(30,279)	(14,609)	(55,030)	(33,702)
Provision for income taxes	389	43	741	210
Net loss	(30,668)	(14,652)	(55,771)	(33,912)
Other comprehensive gain:
Unrealized holding gain on available-for-sale securities, net of tax	—	1	—	1
Comprehensive loss	$(30,668)	$(14,651)	$(55,771)	$(33,911)

Net loss per share:
Basic and diluted	$(0.19)	$(0.22)	$(0.48)	$(0.51)

Weighted-average common shares outstanding:
Basic and diluted	162,004,172	67,357,878	116,059,520	66,666,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended June 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of March 31, 2022	19,248,537	$279,503	12,718,968	$1	—	$—	—	$—	$48,429	$—	$(411,832)	$(363,402)
Retroactive application of Business Combination (Note 3)	87,700,789	(279,503)	57,969,213	(1)	—	—	—	—	279,503	—	—	279,502
Adjusted balance, beginning of period	106,949,326	—	70,688,181	—	—	—	—	—	327,932	—	(411,832)	(83,900)
Issuance of common stock upon exercise of stock options	—	—	152,910	—	—	—	—	—	367	—	—	367
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	20,239	—	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	—	(73,561,334)	—	140,114,060	14	40,396,600	4	(18)	—	—	—
PIPE financing	—	—	—	—	11,300,000	1	—	—	86,584	—	—	86,585
Issuance of Class A common shares pursuant to the Business Combination	—	—	—	—	4,693,050	1	—	—	4,105	—	—	4,106
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	42,099	—	—	—	64	—	—	64
Issuance of common stock upon release of restricted stock units	—	—	—	—	117,340	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	7,863	—	—	7,863
Net loss	—	—	—	—	—	—	—	—	—	—	(30,668)	(30,668)

Balance as of June 30, 2022	—	$—	—	$—	156,266,549	$16	40,396,600	$4	$447,136	$—	$(442,500)	$4,656

Three Months Ended June 30, 2021
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of March 31, 2021	19,132,387	$273,687	12,116,611	$1	—	$—	—	$—	$33,423	$(1)	$(326,449)	$(293,026)
Retroactive application of Business Combination (Note 3)	87,171,583	—	55,206,093	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	106,303,970	273,687	67,322,704	1	—	—	—	—	33,423	(1)	(326,449)	(293,026)
Issuance of common stock upon exercise of stock options	—	—	311,187	—	—	—	—	—	473	—	—	473
Issuance of common stock warrants	—	—	—	—	—	—	—	—	3,842	—	—	3,842
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	1,346	—	—	1,346
Net loss	—	—	—	—	—	—	—		—	—	(14,652)	(14,652)

Balance as of June 30, 2021	106,303,970	$273,687	67,633,891	$1	—	$—	—	$—	$39,084	$—	$(341,101)	$(302,016)

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands, except share and per share data)
(Unaudited)

Six Months Ended June 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2021	19,248,537	$279,503	12,280,051	$1	—	$—	—	$—	$43,491	$—	$(386,729)	$(343,237)
Retroactive application of Business Combination (Note 3)	87,700,789	(279,503)	55,978,505	(1)	—	—	—	—	279,504	—	—	279,502
Adjusted balance, beginning of period	106,949,326	—	68,258,556	—	—	—	—	—	322,995	—	(386,729)	(63,734)
Issuance of common stock upon exercise of stock options	—	—	2,582,535	—	—	—	—	—	2,840	—	—	2,840
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	20,239	—	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	—	(73,561,334)	—	140,114,060	14	40,396,600	4	(18)	—	—	—
PIPE financing	—	—	—	—	11,300,000	1	—	—	86,584	—	—	86,585
Issuance of Class A common shares pursuant to the Business Combination	—	—	—	—	4,693,050	1	—	—	4,105	—	—	4,106
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	42,099	—	—	—	64	—	—	64
Issuance of common stock upon release of restricted stock units	—	—	—	—	117,340	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	10,327	—	—	10,327
Net loss	—	—	—	—	—	—	—	—	—	—	(55,771)	(55,771)

Balance as of June 30, 2022	—	$—	—	$—	156,266,549	$16	40,396,600	$4	$447,136	$—	$(442,500)	$4,656

Six Months Ended June 30, 2021
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	19,132,387	$273,687	11,818,761	$1	—	$—	—	$—	$30,836	$(1)	$(307,189)	$(276,353)
Retroactive application of Business Combination (Note 3)	87,171,583	—	53,849,015	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	106,303,970	273,687	65,667,776	1	—	—	—	—	30,836	(1)	(307,189)	(276,353)
Issuance of common stock upon exercise of stock options	—	—	1,966,115	—	—	—	—	—	1,672	—	—	1,672
Issuance of common stock warrants	—	—	—	—	—	—	—	—	3,842	—	—	3,842
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	2,734	—	—	2,734
Net loss	—	—	—	—	—	—	—		—	—	(33,912)	(33,912)

Balance as of June 30, 2021	106,303,970	$273,687	67,633,891	$1	—	$—	—	$—	$39,084	$—	$(341,101)	$(302,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2022	2021
Cash flows from operating activities:
Net loss	$(55,771)	$(33,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,269	2,836
Stock-based compensation	10,327	2,734
Change in fair value of derivative and warrant liability	606	1,314
Amortization of debt issuance cost	2,185	1,399
Non-cash lease amortization	1,545	1,790
Changes in operating assets and liabilities:
Accounts receivable, net	1,045	(2,323)
Prepaid expenses	(3,409)	266
Other current assets	(10)	(373)
Other assets	110	(26)
Accounts payable	1,846	(107)
Accrued liabilities	108	1,468
Operating lease liabilities	(2,258)	(2,096)
Deferred revenue	(5,362)	(4,845)
Other liabilities	2	(750)
Net cash used in operating activities	(46,767)	(32,625)

Cash flows from investing activities:
Purchases of property and equipment	(982)	(111)
Net cash used in investing activities	(982)	(111)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance cost	—	5,044
Proceeds from note payable, net of issuance cost	—	29,833
Proceeds from the issuance of common stock upon exercise of options	2,904	1,672
Proceeds from Business Combination and PIPE, net of transaction costs	91,695	—
Payments on notes payable	(3,416)	—
Payments on finance leases	(1,016)	(1,295)
Net cash provided by financing activities	90,167	35,254
Net increase in cash, cash equivalents, and restricted cash equivalents	42,418	2,518
Cash, cash equivalents, and restricted cash equivalents, beginning of period	22,822	44,982
Cash, cash equivalents, and restricted cash equivalents, end of period	$65,240	$47,500

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$65,010	$46,210
Current portion of restricted cash equivalents	—	230
Non-current portion of restricted cash equivalents	230	1,060
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$65,240	$47,500

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,140	$149
Income taxes	$33	$18

Noncash investing and financing activities
Operating lease liabilities and right-of-use assets through adoption of ASC 842	$—	$11,428
Conversion of convertible note into common stock pursuant to Business Combination	$20,239	$—
Unpaid deferred offering costs associated with the Business Combination	$1,006	$—
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$279,503	$—
Debt discount through issuance of common stock warrants	$—	$3,842
Operating lease liabilities arising from obtaining right-of-use assets	$650	$—
Property and equipment acquired under finance leases or debt	$—	$650

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share data)
(Unaudited)

1. ORGANIZATION

Nature of Operations

SoundHound AI, Inc. (“SoundHound” or the “Company”) turns sound into understanding and actionable meaning. SoundHound’s technology applications enable humans to interact with the things around them in the same way they interact with each other: by speaking naturally to mobile phones, cars, televisions, music speakers, coffee machines, and every other part of the emerging “connected” world. The conversation voice AI platform is called “Houndify”, where product creators can develop their own voice interfaces with their customers. Hound is primarily used as a prototyping tool to demonstrate what Houndify can deliver. Products and services built on the Houndify platform are referred to as Houndified Products and Houndified Services. The SoundHound music app allows customers to identify and play songs by singing or humming into the smartphone’s microphone, or by identifying the sound playing in the background from external sources.

On April 26, 2022 (the “Closing Date”), pursuant to a merger agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co. (“ATSP”), ATSPC Merger Sub, Inc. and SoundHound, Inc. (“Legacy SoundHound”), the parties consummated the merger of ATSPC Merger Sub, Inc. with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Business Combination”). In connection with the closing (the “Closing”) of the Business Combination, Legacy SoundHound became a wholly owned subsidiary of ATSP and ATSP changed its name to SoundHound AI, Inc., and all of Legacy SoundHound common stock (“Legacy SoundHound Common Stock”) and Legacy SoundHound redeemable convertible preferred stock (“Legacy SoundHound Preferred Stock”) automatically converted into shares of the Company’s Class A common stock, par value of $0.0001 per share (the “Class A Common Stock”), and the Company’s Class B common stock, par value of $0.0001 per share (the “Class B Common Stock”, and collectively with the Class A Common Stock, the “common stock”). The Company’s Class A Common Stock and warrants commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “SOUN” and “SOUNW,” respectively, on April 28, 2022. Refer to Note 3 to these condensed consolidated financial statements for more information on the Business Combination.

Legacy SoundHound determined that it was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. The determination was primarily based on the following facts:

●	Former Legacy SoundHound stockholders have a controlling voting interest in the Company;

●	The Company’s board of directors immediately after the closing of the Business Combination was comprised of five board members, primarily from the board of directors of Legacy SoundHound; and

●	Legacy SoundHound’s management continues to hold executive management roles for the Company following the Business Combination and are responsible for the day-to-day operations.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy SoundHound issuing stock for the net assets of ATSP, accompanied by a reverse recapitalization. The primary asset acquired from ATSP was related to the cash amounts that were assumed. Separately, the Company also assumed warrants that were deemed to be equity upon Closing of the Business Combination. No goodwill or other intangible assets were recorded as a result of the Business Combination.

While ATSP was the legal acquirer in the Business Combination, because Legacy SoundHound was deemed the accounting acquirer, the historical financial statements of Legacy SoundHound became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy SoundHound prior to the Business Combination; (ii) the combined results of the Company and Legacy SoundHound following the Closing of the Business Combination; (iii) the assets and liabilities of Legacy SoundHound at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s Class A Common Stock and Class B Common Stock issued to Legacy SoundHound Common Stockholders and Legacy SoundHound Preferred Stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy SoundHound Preferred Stock and Legacy SoundHound Common Stock prior to the Business Combination have been retroactively restated as shares reflecting the conversion ratio established in the Business Combination.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

Going Concern

Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $30,668 and $55,711 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the Company had an accumulated deficit of $442,500. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of research and development activities. The Company has historically funded its operations primarily through equity or debt financings.

Total cash and cash equivalents on hand as of June 30, 2022 was $65,010. The Company’s condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, including the effects of COVID-19, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Although the Company has incurred recurring losses each year since its inception, the Company expects its cash and cash equivalents will be able to fund its operations for at least the next twelve months.

Other Risk and Uncertainties

The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closings of businesses and shelter in place orders. In response, the U.S. Government enacted the CARES Act, which includes significant provisions to provide relief and assistance to affected organizations. While the disruption is currently expected to be temporary, there is considerable uncertainty around potential future closings, shelter in place orders, containment of the recent COVID-19 variants and the ultimate impact of the CARES Act and other government initiatives.

The COVID-19 pandemic and its resulting economic and other effects could result in significant adverse effects on our customers’ cash flow and their ability to manufacture, distribute, and sell products incorporating our voice-enabling technologies. This in turn may restrict the ability of our customers to pay invoices for royalties, licensing fees and usage fees, or may result in a reduction in the royalties, licensing fees and usage fees that the Company earns which are often based on the number of units sold or distributed by customers. This reduction could cause adverse effects on the business, results of operations, financial condition, cash flows and ability to raise operating capital. In addition, economic effects resulting from the COVID-19 pandemic may adversely change consumer behavior and demand, including products sold by customers, which may result in a significant reduction in our revenue and adversely impact results of operations and financial condition. The COVID-19 pandemic has adversely affected our business and results of operations to date, and the duration and extent to which this will impact our future results remains uncertain.

Additionally, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. The recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long-term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Significant Accounting Policies

The (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements as filed in the Company’s Form S-1/A on July 13, 2022, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation. Such changes include reclassifications or combinations of certain accounts on the condensed consolidated balance sheets.

These reclassifications had no impact on total assets, total liabilities, net loss or comprehensive loss or accumulated deficit in the previously reported consolidated financial statements for the year ended December 31, 2021.

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the three and six months ended June 30, 2022, the Company recognized net (gains)/losses related to foreign currency transactions and remeasurements of $(177) and $287, respectively, in the condensed consolidated statements of operations and comprehensive loss as other income (expense), net. During the three and six months ended June 30, 2021, the Company recognized net (gains)/losses related to foreign currency transactions and remeasurements of $(94) and $273, respectively, in the condensed consolidated statements of operations and comprehensive loss as other income (expense), net.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the condensed consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for doubtful accounts, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. The Company bases its estimates on historical experience, the current economic environment and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.

Segment Information

The Company has determined that the Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reportable segment.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless the Company otherwise early adopts select standards.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company regularly monitors its credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss.

As of June 30, 2022, accounts receivable balances due from four customers collectively totaled 54% of the Company’s condensed consolidated accounts receivable balance. As of December 31, 2021, accounts receivable balances due from five customers collectively totaled 86% of the Company’s condensed consolidated accounts receivable balance.

For the six months ended June 30, 2022, the Company had four customers that accounted for 70% of revenue, and for the six months ended June 30, 2021, the Company had two customers that accounted for 64% of revenue.

For the three months ended June 30, 2022, the Company had four customers that accounted for 77% of revenue, and for the three months ended June 30, 2021, the Company had two customers that accounted for 71% of revenue.

Equity Issuance Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. On April 26, 2022, upon closing of the Business Combination, the Company offset equity proceeds by $4,068 of deferred offering costs.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers, when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:

(i) Identification of the contract(s) with a customer;

(ii) Identification of the performance obligations in the contract;

(iii) Determination of the transaction price, including the constraint on variable consideration;

(iv) Allocation of the transaction price to the performance obligations in the contract; and

(v) Recognition of revenue when, or as, performance obligations are satisfied.

Contracts are accounted for when both parties have approved and committed to the contract, the rights of the parties and payment terms are identifiable, the contract has commercial substance and collectability of consideration is probable. Any payments received from customers that do not meet criteria for having a contract are recorded as deposit liabilities on the condensed consolidated balance sheet.

Under ASC 606, assuming all other revenue recognition criteria have been met, the Company recognizes revenue for arrangements upon the transfer of control of the Company’s performance obligations to its customers. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC 606. The Company currently generates its revenues through the following performance obligations: (1) hosted services, (2) professional services, (3) monetization and (4) licensing.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

Research and Development

The Company’s research and development costs are expensed as incurred. These costs include salaries and other personnel related expenses, contractor fees, facility costs, supplies and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility.

Warrants

The Company determines whether to classify contracts, such as warrants, that may be settled in its own stock as equity of the entity or as a liability. An equity-linked financial instrument must be considered indexed to the Company’s own stock to qualify for equity classification. The Company classifies warrants as liabilities for any contracts that may require a transfer of assets. Warrants classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when, in management’s estimate, it is more-likely-than-not that the deferred tax asset will not be realized. The Company adopted a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. There has been no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2022.

Stock-Based Compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock options, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility — The Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.

Expected Term — The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint between the stock options’ vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.

Expected Dividend Yield — The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, expected dividend yield is zero.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

Restricted Stock Units

The Company issues restricted stock unit awards (“RSUs”) to grantees as compensation for services. The fair value of the RSUs is determined at the grant date based on the fair value of the Company’s Class A Common Stock and for RSUs with service conditions only, is recognized straight-line over the service period.

The Company issues RSUs with vesting conditions tied to certain performance criteria (“Performance-Based RSUs”). Stock-based compensation related to Performance-Based RSUs is recognized to the extent it is determined that performance is probable of being achieved.

The Company issues RSUs with vesting conditions tied to certain market conditions (“Market-Based RSUs”). To derive the fair value of Market-Based RSUs, the Company applies a Monte Carlo simulation to determine the grant date fair value. Stock-based compensation related to Market-Based RSUs is recognized over the derived service period.

Fair Value Measurements

The Company defines fair value as the exchange price that would be received from an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company follows a three-level valuation hierarchy for disclosure of fair value measurements as follows:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

●	Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

●	Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company’s derivative liabilities and warrants are measured at fair value on a recurring basis and are classified as Level 3 liabilities. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date on the condensed consolidated statements of operations and comprehensive loss.

Redeemable Convertible Preferred Stock

Legacy SoundHound Preferred Stock did not have a mandatory redemption date. The Company presents as temporary equity any stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders, or (iii) has conditions for redemption which are not solely within the control of the Company. Legacy SoundHound Preferred Stock was redeemable upon a deemed liquidation event which the Company determined was not solely within its control and thus has classified shares of Legacy SoundHound Preferred Stock as temporary equity until such time as the conditions are removed or lapse. Since the occurrence of a deemed liquidation event was not probable, the carrying values of the shares of Legacy SoundHound Preferred Stock were not being accreted to their redemption values.

As a result of the Business Combination, the shares of Legacy SoundHound Preferred Stock outstanding immediately prior to the effective time of the Business Combination (the “Effective Time”) were converted into 106,949,326 shares of the Company’s Class A Common Stock, Refer to Note 11 for further information.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

Convertible Notes and Derivative Liabilities

The Company evaluates its convertible notes, and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives requiring bifurcation. The Company accounts for conversion features that meet the criteria for bifurcation as liabilities at fair value and adjusts the derivative instruments to fair value at each reporting period. The conversion features qualify as derivatives, as they continuously reset as the underlying stock price increases or decreases to provide a fixed value of equity to the holders at any conversion date. The conversion features are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The fair value of the conversion features has been estimated using a probability-weighted discount model with and without the conversion feature until extinguished on April 26, 2022 in connection with the Business Combination See Note 10 for additional information.

The Company held its convertible notes at amortized cost and amortized the associated debt discount created from bifurcated derivatives and issuance costs under the effective interest or straight-line method until maturity or early conversion pursuant to the contractual terms of the arrangement.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities.

Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Preferred Stock, stock options, RSUs, warrants and convertible notes are considered to be potentially dilutive securities. See Note 16 for further information.

Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common stock is not assumed to have been issued if their effect is anti-dilutive.

Recent Accounting Pronouncement — Adopted

From time to time, new accounting pronouncements, or Accounting Standards Updates, are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. During the six months ended June 30, 2022, no additional accounting pronouncements were adopted. Refer to Note 2 of our audited consolidated financial statements for the fiscal year ended December 31, 2021 contained within the Company’s Form S-1/A filed July 13, 2022 for a complete list of adopted accounting pronouncements. We have described the key accounted pronouncements below:

In February 2016, FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 aims to increase transparency and comparability among organizations by requiring lessees to recognize leases with a term greater than 12 months as a right-of-use (“ROU”) asset and corresponding lease liabilities on the balance sheet, regardless of lease classification, and requiring disclosure of key information about leasing arrangements. The lease liability should be initially measured at the present value of the remaining contractual lease payments. Subsequently, the ROU assets will be amortized generally on a straight-line basis over the lease term, and the lease liability will bear interest expense and be reduced for lease payments. Topic 842 is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. The Company adopted Topic 842 on January 1, 2021 using the modified retrospective approach, and financial information for the comparative period was not updated.

In addition, the Company elected the transition package of three practical expedients which allow companies not to reassess (i) whether agreements contain leases, (ii) the classification of leases, and (iii) the capitalization of initial direct costs. Further, the Company elected to separate lease and non-lease components for the building asset class and elected to not separate lease and non-lease components for the equipment asset class. The Company also made an accounting policy election to recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and recognize no ROU or lease liability for those leases.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

The Company’s lease portfolio consists primarily of real estate assets and computer equipment. Some of these leases also require the Company to pay maintenance, utilities, taxes, insurance, and other operating expenses associated with the leased space. Based upon the nature of the items leased and the structure of the leases, the Company’s leases classified as operating leases continue to be classified as operating leases and capital leases will be accounted for as financing leases under the new accounting standard.

As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2021:

●	Operating lease liabilities of approximately $11,428, which represent the present value of the remaining lease payments, as of the date of adoption, discounted using the Company’s incremental borrowing rate on a lease-by-lease basis, and

●	Operating lease ROU assets of approximately $9,848 which represent the operating lease liabilities of $11,428, adjusted for (1) deferred rent of approximately $827, (2) lease incentives or tenant improvement allowance of $1,098 and (3) prepaid rent of $344.

The adoption of the new lease accounting standard did not have any other material impact on the Company’s consolidated balance sheet and did not impact the Company’s operating results and cash flows.

When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the adoption date and commencement date for leases entered into after the adoption date in determining the present value of lease payments. The Company applies a benchmark rate and adjusts it for Company specific risk, collateral, term of the lease and economic factors for the economy in which the lease was maintained. See Leases in Note 14 for further information.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“Topic 740”) (“ASU 2019-12”). ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intra-period tax allocation (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify U.S. GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The amendments in ASU 2019-12 are effective for the Company in fiscal years beginning after December 15, 2021. The Company adopted the standard on January 1, 2022. ASU 2019-12 did not result in any material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncement — Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08 Business Combinations (“ASC 805”) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers guidance requiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Under the new guidance the acquirer will recognize contract assets and contract liabilities at the same amounts recorded by the acquiree. The modifications improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of, and after a business combination. The amendment is effective for the Company in fiscal years beginning after December 15, 2023. Early adoption of the amendment is permitted. The Company anticipates that it will not have a material impact on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (“Topic 326”), Targeted Transition Relief, which amends the transition guidance for ASU 2016-13. The ASU provides entities with the option to irrevocably elect the fair value option in Subtopic 825-10 on an instrument-by-instrument basis. ASU 2019-10 and ASU 2016-13 are effective for years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact the standard will have on the Company’s condensed consolidated financial statements.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

3. BUSINESS COMBINATION

As discussed in Note 1, on April 26, 2022, the Business Combination was consummated. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of capital stock consisting of 455,000,000 shares of Class A Common Stock, 44,000,000 shares of Class B Common Stock, and 1,000,000 shares of preferred stock. All stock has a par value of $0.0001 per share. The holders of Class A Common Stock are entitled to one vote for each share of Class A Common Stock held. The holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval. No shares of preferred stock were issued and outstanding as of June 30, 2022.

The Business Combination was approved by ATSP’s stockholders at a special meeting thereof (the “Special Meeting”), held in lieu of the 2022 annual meeting of the Company’s stockholders. The Business Combination fulfilled the definition of an “initial business combination” as required by the ATSP’s Amended and Restated Certificate of Incorporation. This fulfillment resulted in ATSP ceasing to be a shell company upon the Closing.

An aggregate of 12,767,950 shares of Class A Common Stock sold in ATSP’s initial public offering (the “public shares”) exercised their rights to redemption. The redemption right provided holders the right to have their shares redeemed for a pro rata portion of the trust account holding the proceeds from ATSP’s initial public offering. The value of the shares is calculated as of two (2) business days prior to the date of the Special Meeting, which was $10.00 per share, or $127,680 in the aggregate.

As a result of the Business Combination, among other things (1) all outstanding shares of Legacy SoundHound Common Stock as of immediately prior to the Closing (including Legacy SoundHound Common Stock resulting from the Legacy SoundHound Preferred Stock Conversion), were exchanged at an conversion ratio of 5.5562 (the “Conversion Ratio”) for an aggregate of 140,114,060 shares of Class A Common Stock and 40,396,600 Class B Common Stock; (2) each outstanding warrant to purchase shares of Legacy SoundHound Common Stock automatically converted into a warrant to purchase, subject to substantially the same terms and conditions as were applicable under these warrants prior to the Effective Time, shares of Class A Common Stock, proportionately adjusted for the Conversion Ratio, with the per share exercise price equal to the exercise price prior to the Effective Time divided by the Conversion Ratio and were net exercised upon the Closing; (3) each outstanding option to purchase shares of Legacy SoundHound Common Stock converted into an option to purchase, subject to substantially the same terms and conditions as were applicable under these options prior to the Effective Time, shares of Class A Common Stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Conversion Ratio, with the per share exercise price equal to the exercise price prior to the Effective Time divided by the Conversion Ratio; (4) each Legacy SoundHound RSU converted into a restricted stock unit of SoundHound, subject to substantially the same terms and conditions as were applicable under the SoundHound RSU prior to the Closing. SoundHound RSU holders received the same consideration holders would have received if the SoundHound RSU was converted into Legacy SoundHound Common Stock immediately prior to the Effective Time.

In connection with the Merger Agreement, ATSP entered into subscription agreements (collectively, the “Subscription Agreements”) with certain accredited investors (the “Subscribers”). Pursuant to the Subscription Agreements, the Subscribers agreed to purchase, and ATSP agreed to sell to the Subscribers, an aggregate of 11,300,000 shares of Class A Common Stock (“PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $113,000,000 (the “PIPE Investment”). The PIPE shares are identical to the shares of Class A Common Stock that were held by the ATSP’s public stockholders at the time of the Closing, except that the PIPE Shares were not entitled to any redemption rights. The sale of PIPE Shares was consummated concurrently with the Closing.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, ATSP was treated as the “acquired” company for financial reporting purposes (See Note 1). The net assets of Legacy SoundHound were stated at historical cost, with no goodwill or other intangible assets recorded.

In accounting for the Business Combination and after redemptions, net proceeds received by the Company totaled $90,691. The table below shows the total net proceeds from the Business Combination and the PIPE Investment:

Cash - ATSP trust and cash (net of redemption)	$5,357
Cash - PIPE Investment	113,000
Less: transaction costs	(27,666)
Net proceeds from Business Combination and PIPE Investment	$90,691

Relating to the consummation of the Business Combination, the Company incurred $27,666 in total transaction costs consisting of direct legal, accounting and other fees. $4,068 of Legacy SoundHound transaction costs specific and directly attributable to the Business Combination were initially capitalized as deferred offering costs on the condensed consolidated balance sheets. Total transaction expenses were recorded as an offset against proceeds received on the closing of the Business Combination, accounted for as additional paid-in capital.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

The amount recorded to additional paid-in-capital was comprised of $86,584 net proceeds from the PIPE investment and $4,105 after net redemptions of ATSP shareholders.

The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Class A Common Stock - conversion of Legacy SoundHound Common Stock and Legacy SoundHound Preferred Stock outstanding prior to Business Combination	140,114,060
Class B Common Stock - conversion of Legacy SoundHound Common Stock and Legacy SoundHound Preferred Stock outstanding prior to Business Combination	40,396,600
Class A Common Stock - PIPE Investment	11,300,000
Class A Common Stock - issuance to ATSP shareholders	532,050
Class A Common Stock - issuance to Legacy SoundHound founders and representatives	4,161,000
Total shares of common stock immediately after Business Combination	196,503,710

4. REVENUE RECOGNITION

Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues are generally recognized upon the transfer of control of promised products or services provided to customers, reflecting the amount of consideration the Company expects to receive for those products or services. The Company enters into contracts that can include various products or services, which are generally capable of being distinct and accounted for as separate performance obligations.

The Company derives its revenue primarily from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization, and (4) licensing. Revenue is reported net of applicable sales and use taxes that are passed through to customers.

The Company’s arrangements with customers may contain multiple obligations. Individual services are accounted for separately if they are distinct — that is, if a service is separately identifiable from other items in the contract and a customer can benefit from it in its own or with other resources that are readily available to the customer.

The Company has the following performance obligations in contracts with customers:

Hosted Services

Hosted services, along with non-distinct customization, integration, maintenance and support professional services, allow customers to access the Houndify platform over the contract period without taking possession of the software. The contract terms of hosted services range from one year to twenty years.

The Company has determined that the hosted services arrangements are a single performance obligation comprised of a series of distinct services, since each day of providing access to hosted services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided. These services are provided either on a usage basis (i.e., variable consideration) or on a fixed fee subscription basis. The Company recognizes revenue as each distinct service period is performed (i.e., recognized as incurred).

Hosted services generally include up-front services to develop and/or customize the Houndify application to each customer’s specification. Judgement is required to determine whether these professional services are distinct from the hosted services. In making this determination, factors such as the degree of integration, the customers’ ability to start using the software prior to customization, and the availability of these services from other independent vendors are considered.

In instances where the Company concluded that the up-front services are not distinct performance obligations, revenue for these activities is recognized over the period which the hosted services are provided and is included within hosted services revenue.

Professional Services

Revenue from distinct professional services, such as non-integrated development services, is either recognized over time based upon the progress towards completion of the project, or at a point in time at project completion. The Company assesses distinct professional services to determine whether the transfer of control is over-time or at a point in time. The Company considers three criteria in making their assessment, including (1) the customer simultaneously receives and consumes the benefits; (2) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (3) the Company’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If none of the criteria are met, revenue is determined to be recognized at a point in time.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs and percentage of completion based on input and output measures. During the three months ended June 30, 2022, $239 of professional service revenue was recognized over time, with the remaining $1,143 recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the six months ended June 30, 2022, $806 of professional service revenue was recognized over time, with the remaining $1,143 recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.

Monetization

Monetization revenues are primarily derived from advertising payments associated with ad impressions placed on the SoundHound music identification application. The Company derives an immaterial amount of revenue from sales commissions earned from song purchases facilitated by the SoundHound app and App store fees paid for ads-free downloads of the SoundHound music identification app. The amount of revenue is based on actual monetization generated or usage, which represent a variable consideration with constrained estimates. Therefore, the Company recognizes the related revenues at a point in time when advertisements are placed, when commissions are paid or when the SoundHound application is downloaded. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as a principal or an agent in the transaction. The Company has determined that it does not act as the principal in monetization arrangements because it does not control the transfer of the service and it does not set the price. Based on these factors, the Company reports revenue on a net basis.

Licensing

The Company licenses voice solutions that are embedded in customer products. Licensing revenue is a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. Revenues generated from licensing is based on royalty models with a combination of minimum guarantees and per unit pricing. Royalty periods are generally subsequent to when control of the license passes to the customer. The Company records licensing revenue as a usage-based royalty from customers’ usage of intellectual property in the same period in which the underlying sale occurs. The Company provides assurance-type warranty services and to date, post-contract support has been an immaterial performance obligation within the context of the contract.

When a contract has multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative estimated standalone selling price (“SSP”). Judgments are required to determine the SSP for each distinct performance obligation. SSP is determined by maximizing observable inputs from pricing of standalone sales, when possible. Since prices vary from customer to customer based on customer relationship, volume discount and contract type, in instances where the SSP is not directly observable, the Company estimates SSP by considering the following factors:

●	Costs of developing and supplying each performance obligation;

●	Industry standards;

●	Major product groupings; and

●	Gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists.

These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

For the three and six months ended June 30, 2022 and 2021, revenues under each performance obligation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hosted services	$4,450	$3,122	$7,794	$6,510
Professional services	1,382	4,739	1,949	4,739
Monetization	219	418	427	769
Licensing	101	—	272	—
Total	$6,152	$8,279	$10,442	$12,018

For the three and six months ended June 30, 2022 and 2021, the disaggregated revenue by geographic location was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$1,858	$1,235	$3,248	$2,303
Japan	923	921	1,850	1,954
Germany	1,143	5,198	1,826	6,217
France	1,837	393	2,296	393
Korea	241	382	653	860
Other	150	150	569	291
Total	$6,152	$8,279	$10,442	$12,018

For the three and six months ended June 30, 2022 and 2021, the disaggregated revenue by recognition pattern was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over time revenue	$4,690	$3,515	$8,600	$6,903
Point-in-time	1,462	4,764	1,842	5,115
Total	$6,152	$8,279	$10,442	$12,018

The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenue is derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenue from Product Royalties is based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenue is generated through Houndified Services, which include customer services, food ordering, content, appointments, and voice commerce. Subscription revenue is derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenue from Monetization is generated from the SoundHound music identification app and is primarily attributable to user ad impression revenue. For the three and six months ended June 30, 2022 and 2021, the disaggregated revenue by service type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product royalties	$5,561	$7,469	$9,270	$10,454
Service subscriptions	372	392	745	795
Monetization	219	418	427	769
Total	$6,152	$8,279	$10,442	$12,018

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

Contract Balances

The Company performs its obligations under a contract with a customer by licensing access to software or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset, or a contract liability.

As of June 30, 2022 and December 31, 2021, the Company had contract assets included in prepaid expenses and other current assets of $247 and $54, respectively, in the condensed consolidated balance sheets. The Company did not record any asset impairment charges related to contract assets during the six months ended June 30, 2022 and June 30, 2021.

Revenue recognized included in the balances of the deferred revenue at the beginning of the reporting period during three and six months ended June 30, 2022, was $1,275 and $3,437, respectively, as compared to $3,458 and $5,168 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $23,081. Given the applicable contract terms, $8,933 is expected to be recognized as revenue within one year, $10,651 is expected to be recognized between two to five years and the remainder of $3,497 is expected to be recognized after five years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.

The Company’s long-term contracts do not have significant financing components, as there is generally payment and performance in each year of the contract. If there is a period of one year or longer between the transfer of promised services and payment, it is generally for reasons other than financing and, thus, the Company does not adjust the transaction price for financing components.

The Company elected the practical expedient to not adjust promised amounts of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment	$20,802	$20,571
Software and voice recordings	9,204	8,687
Leasehold improvements	3,849	3,567
Furniture and fixtures	763	729
Total property and equipment, at cost	34,618	33,554
Less: accumulated depreciation and amortization	(29,750)	(27,399)
Total property and equipment, net	$4,868	$6,155

Property and equipment, net includes assets under finance lease obligations (see Note 14 for additional information) with an aggregate cost of approximately $4,336 and $6,975 as of June 30, 2022 and December 31, 2021, respectively, and accumulated depreciation of approximately $2,930 and $4,293 as of June 30, 2022 and December 31, 2021, respectively. Depreciation and amortization expense totaled approximately $1,053 and $2,269 for the three and six months ended June 30, 2022, respectively, as compared to $1,382 and $2,836 for the three and six months ended June 30, 2021, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

6. ACCRUED LIABILITIES

Accrued liabilities on the condensed consolidated balance sheets was comprised of the following:

	June 30, 2022	December 31, 2021
Accrued compensation expenses	$3,948	$3,802
Accrued interest	277	1,369
Accrued vendor payables	1,471	1,109
Accrued professional services	234	934
Other accrued liabilities	9	84
	$5,939	$7,298

7. COMMITMENTS AND CONTINGENCIES

Contracts

In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98,000 in cloud costs over a seven-year period subject to variable increases based on usage.

Aggregate noncancelable future minimum payments were as follows as of June 30, 2022:

Remainder of 2022	$2,000
2023	7,000
2024	11,000
2025	14,000
2026	16,000
Thereafter	48,000
Total	$98,000

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims for which the outcome is expected to result in a material adverse effect on the financial position, results of operations or cash flows of the Company.

Other Matters

The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1,105 as of June 30, 2022 and December 31, 2021.

8. WARRANTS

As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the Legacy SoundHound warrants outstanding and corresponding strike price prior to April 26, 2022 to give effect to the Conversion Ratio used to determine the number of shares of common stock into which they were converted.

Series C Warrants

In connection with the issuance of the April 2013 Note and November 2013 Note, the Company issued detachable warrants to purchase 248,408 and 496,827 shares of Legacy SoundHound Series C Preferred Stock (“Series C Warrants”), respectively, at $1.21 per share to the lenders, which were immediately exercisable. In December 2021, all outstanding 745,235 shares of warrants related to April 2013 Note and November 2013 were net exercised, leading to a net issuance of 645,356 shares of Legacy SoundHound Series C Preferred Stock. As of June 30, 2022 and December 31, 2021, the fair value of the warrant liability was $0.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

Warrants Related to Convertible Notes and Note Payable

In connection with the issuance of the Company’s 2021 note payable (“SVB March 2021 Note”) and 2021 convertible note (“SCI June 2021 Note”), the Company issued detachable warrants to purchase 708,808 and 354,404 shares of Legacy SoundHound common stock, respectively, with an exercise price of $3.67 per share to the lenders, which were immediately exercisable.

The Company recorded the warrants initially at fair value (see Note 10 for additional information) as paid-in-capital on the condensed consolidated balance sheets based on the allocation of its relative fair value of the debt proceeds. See Note 10 for additional information on the fair value calculation. The fair value in relation to the SVB March 2021 Note was allocated to the notes as a discount. The fair value in relation to the SCI June 2021 Note was capitalized as an asset, as the underlying debt bears similarity to a revolving commitment. As the warrants were classified as equity, they are not subject to remeasurement at the end of each reporting period. The initial allocated fair value of the warrants as of March 31, 2021 and June 14, 2021 was $2,316 and $1,526, respectively. The warrants have a ten-year expiration date from the applicable closing date of March 2031 and June 2031, respectively.

On the Closing Date, all outstanding warrants issued in connection to the SVB March 2021 Note and the SCI June 2021 Note were fully net exercised by their respective lenders, leading to a net issuance of 673,416 shares of Class A Common Stock.

Warrants Related to the Business Combination

Public Warrants

Prior to the Business Combination, ATSP issued Public Warrants. Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares were issued upon exercise of the Public Warrants. The Company may redeem the outstanding warrants, for $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants for cash, or on a cashless basis.

Subsequent to the closing of the Business Combination, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock. On the Closing Date, there were 3,324,984 Public Warrants issued and outstanding.

Private Warrants

Prior to the Business Combination, ATSP issued Private Warrants. The Private Warrants were initially issued in the same form as the Public Warrants with the exception that the Private Warrants: (i) would not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Pursuant to ASC 815, the Private Warrants were initially considered a liability instrument as they met the definition of a derivative. Upon the Closing of the Business Combination, the Company modified its Private Warrants to be identical to its Public Warrants. Therefore, the Private Warrants met requirements for classification as equity instrument, as they are indexed to the Company’s stock. On the Closing Date, there were 208,000 Private Warrants issued and outstanding. Refer to Note 10 for fair value measurement of these warrants.

9. CONVERTIBLE NOTE AND NOTES PAYABLE

SNAP June 2020 Note

In June 2020, the Company issued a promissory note, the SNAP June 2020 Note, to a Lender in exchange for $15,000 in cash proceeds. This note has an annual interest rate of 5% and a maturity date of June 26, 2022, if not converted earlier pursuant to conversion terms and change in control events as described below. All unpaid interest and principal are due and payable upon request of the Lender on or after the SNAP June 2020 Note’s maturity date.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

The outstanding principal balance and unpaid accrued interest of the SNAP June 2020 Note are convertible pursuant to the following terms (“SNAP June 2020 Note Conversion Feature” or “Conversion Feature”): automatic conversion into equity shares in the next equity financing round (“SNAP June 2020 Note Qualified Financing,” or “Qualified Financing”) at a conversion price equal to either (a) the lowest cash price per share paid by investors in such qualified financing (which will reflect at least a 20% discount to the price per share paid by other investors purchasing securities in additional closings), or (b) if there are no additional closings, 0.80 times the price per share paid by investors purchasing equity securities in the Qualified Financing. The SNAP June 2020 Note Qualified Financing shall be at least $30,000, which excludes the conversion of the SNAP June 2020 Note and any other indebtedness.

Furthermore, upon a change of control event, the Company shall settle the SNAP June 2020 Note in cash, pursuant to the following terms (“Redemption Feature”):

●	200% of the then outstanding principal amount of the respective note plus any unpaid accrued interest on the original principal of such note; and

●	100% of the then outstanding principal amount of the respective note plus any unpaid accrued interest on the original principal of such note, provided that if the change of control transaction closes between the Company and the Lender or an affiliate of the Lender.

The Company evaluated whether the SNAP June 2020 Note contains embedded features that meet the definition of derivatives under ASC 815, Derivatives and Hedging. The Conversion Feature qualifies as a derivative as it continuously resets as the underlying stock price increases or decreases so as to provide a variable number of shares for a fixed value of equity to the holders at any conversion date. As such, the Conversion Feature is bifurcated and accounted for as a derivative liability to be remeasured at the end of each reporting period. The Company recorded the bifurcated Conversion Feature initially at fair value with the residual value being allocated to the SNAP June 2020 Note as a debt discount. The fair value of the Conversion Feature upon issuance in June 2020 was $2,460, which was recorded as a derivative liability on the Company’s condensed consolidated balance sheet. The Redemption Feature of the SNAP June 2020 Note does not meet the definition of a derivative. Therefore, the Redemption Feature is not bifurcated.

The total amount of debt discount at issuance for the SNAP June 2020 Note was $2,529. The Company amortized the aggregate debt discount using the effective interest method. The Company recognized total interest expense of $150 and $666 associated with the SNAP June 2020 Note for the three and six months ended June 30, 2022, respectively, out of which $97 and $427 relates to the amortization of the debt discount. The Company recognized total interest expense of $499 and $985 associated with the SNAP June 2020 Note for the three and six months ended June 30, 2021, respectively, out of which $312 and $613 relates to the amortization of the debt discount. The debt discount related to the SNAP June 2020 Note is amortized over the life of the instrument, beginning at note issuance and ending on April 26, 2022, the date on which the note was converted.

The SNAP June 2020 Note contains a conversion feature in which outstanding principal and any unpaid accrued interest automatically converts into equity securities. This conversion occurs when the Company issues and sells equity securities in a bona fide equity financing with total proceeds to the Company totaling more than $30,000, excluding the face value of the SNAP June 2020 Note (“SNAP June 2020 Note Qualified Financing”).

As a result of the Business Combination, on the Closing Date, the SNAP June 2020 Note conversion feature was triggered, as total proceeds from the Business Combination exceeded the minimum amount to qualify as a SNAP June 2020 Note Qualified Financing. As a result, on the Closing Date, all outstanding principal of $15,000 and accrued interest of $1,375 were converted into 368,384 shares of Class A Common Stock. In addition, the remaining debt discount of $230 and related derivative liability with fair value of $4,094 as of the Closing Date were extinguished.

The following table summarizes the unamortized debt discount, fair value of conversion feature, and accrued interest as of April 26, 2022 and December 31, 2021.

	April 26, 2022	December 31, 2021
Unamortized debt discount	$230	$657
Fair value of conversion feature	$4,094	$3,488
Accrued interest	$1,375	$1,136

Accrued interest is included in accrued liabilities on the condensed consolidated balance sheets to reflect the classification of the SNAP June 2020 Note as short-term in nature on December 31, 2021.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)
(Unaudited)

SVB March 2021 Note

In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30,000 along with the issuance of warrants to purchase 127,570 shares of Legacy SoundHound’s common stock. The warrant’s allocated fair value was $2,316 at issuance. The SVB March 2021 Note also contains a final payment provision of $1,050. The warrants were recognized as a debt discount at issuance and recorded as a reduction of the debt balance under a relative fair value approach. The Company recorded the final payment as an increase to the principal balance and debt discount for the entire payment amount. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date (as defined below).

The loan bears interest at an annual rate equal to the greater of 9% or 5.75% above the Prime Rate. As of June 30, 2022, the interest rate was 10.5%. Payments are interest-only for the first twelve months and are fully amortizable thereafter. The Company recorded stated interest expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 of $689 and $1,363, respectively, of which $228 remained unpaid as accrued interest during both periods. During both the three and six months ended June 30, 2021, the Company recorded interest expense of $683, of which $225 remained unpaid as accrued interest. The total amount of debt discount at issuance was $3,532. As of June 30, 2022 and December 31, 2021, the unamortized debt discount totaled $102 and $1,086, respectively. During the three and six months ended June 30, 2022, the Company recorded $17 and $984 in interest expense related to the debt discounts, respectively. During both the three and six months ended June 30, 2021, the Company recorded $786 in interest expense related to the debt discounts.

The original term loan amortization date was April 1, 2022, with an opportunity for a six-month extension if certain performance milestones are met. The original maturity date of the loan was April 26, 2022 (“Early Maturity Date”), with an opportunity for extension to September 2024 or March 2025 if certain performance milestones are met, including the conversion of the SNAP June 2020 Note. In April 2022, the Company entered into a loan modification agreement with Silicon Valley Bank, which extended the note’s Early Maturity Date to May 26, 2022 which also extended the period of amortization of the discount.

As a result of the Business Combination, the SNAP June 2020 Note converted on the Closing Date and the performance milestone was met, satisfying the requirements to extend the maturity date to September 1, 2024. Accordingly, the Company has classified $16,050 of the balance as long-term and $12,000 of the balance as short-term as of June 30, 2022 compared to the entirety of the balance as short-term as of December 31, 2021.

SCI June 2021 Note

In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions may be requested in $5,000 increments up to a total commitment amount of $15,000. The Company drew an initial $5,000 on June 14, 2021 and the remaining $10,000 on December 1, 2021. The SCI June 2021 Note also contains a final payment provision of 3.5% on each draw or $525 in total. Additionally, warrants were issued alongside the convertible note to purchase 63,785 shares of Legacy SoundHound’s common stock. The warrant’s allocated fair value was $1,526 at issuance. The Company recorded the final payment as an increase to the principal balance and debt discount for the entire payment amount upon each draw.

As the warrants and discounts of $2,150 are directly attributable to the total commitment of $15,000, the Company has presented its unamortized debt issuance cost associated with this note as a current asset, recorded as debt issuance cost on the condensed consolidated balance sheets. The Company is amortizing the cost on a straight-line basis from the issuance date through the maturity date of May 31, 2025. The Company recorded $209 and $775 in interest expense related to the debt discounts during the three and six months ended June 30, 2022, respectively, and $138 in interest expense related to the debt discounts during both the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the unamortized debt discount totaled $357 and $1,132, respectively.

The loan bears interest at an annual rate equal to the greater of 9% or 5.75% above the Prime Rate. As of June 30, 2022, the interest rate is 10.5%. Payments are interest-only for the first twelve months and are fully amortizing thereafter. The Company incurred and paid $365 and $703 in stated interest in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022, respectively, and $21 in stated interest during both the three and six months ended June 30, 2021.

The loan amortization date is June 1, 2022, with an opportunity for a six-month extension if certain performance milestones are met. The maturity date of the loan is the earlier of May 31, 2025 or when the SNAP June 2020 Note is either paid in full or matures on June 26, 2022. Upon mutual consent of the Company and its Agent, the outstanding principal amount of term loan advances may be converted into equity securities that are issued by SoundHound in an Initial Public Offering (“IPO”) or by a Special Purpose Acquisition Company (“SPAC”) during a private placement sale of SoundHound’s equity securities that closes substantially concurrently with the closing of a SPAC acquisition. If conversion occurs in connection with an IPO, the conversion of the principal amount shall be into the same class and series of equity securities for the initial price per security to the public sold in the IPO. If conversion occurs in connection with a SPAC, the conversion of principal amount shall be into the equity securities purchased by other investors in the SPAC at the same share price and upon the same terms.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

As a result of the Business Combination, the SNAP June 2020 Note converted into the Company’s securities on the Closing Date. As the SNAP June 2020 Note was not paid in full and did not mature on June 26, 2022 due to its conversion, the maturity date of the SCI June 2021 Note is May 31, 2025. Accordingly, the Company has classified $5,000 of the balance as long-term and $10,108 of the balance as short-term as of June 30, 2022 compared to the entirety of the balance as short-term as of December 31, 2021. Additionally, as the Company and its Agent did not mutually consent to the equity conversion that could have been triggered by the Business Combination, the conversion feature no longer existed subsequent to the Closing Date. As of June 30, 2022, the SCI June 2021 Note was classified as a note payable.

The below tables summarize the Company’s debt balances as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	SVB March 2021 Note	SCI June 2021 Note	Total
Notes payable	$12,000	$5,000	$17,000
Notes payable, net of current portion	16,050	10,108	26,158
Unamortized loan discount	(102)	—	(102)
Total	$27,948	$15,108	$43,056
Unamortized debt issuance cost recorded as an asset	$—	$357	$357

December 31, 2021
SVB March 2021 Note
Note payable, current portion	$31,050
Unamortized loan discount	(1,086)
Carrying value	$29,964

	December 31, 2021
	SNAP June 2020 Note	SCI June 2021 Note	Total
Convertible notes, current portion	$15,000	$15,525	$30,525
Unamortized loan discount	(657)	—	(657)
Total	$14,343	$15,525	$29,868
Unamortized debt issuance cost recorded as an asset	$—	$1,132	$1,132

Additionally, interest expense on the condensed consolidated statements of operations and comprehensive loss is inclusive of stated interest incurred on the Company’s debt instruments during the relevant periods, as well as the amortization of debt discounts and issuance costs. The life of each instrument may be shortened if a lender demands payment if certain events occur that are outside the control of the Company.

10. FAIR VALUE MEASUREMENTS

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$165	$—	$—
Total	$165	$—	$—

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,863	$—	$—
Liabilities:
Derivative liability	—	—	(3,488)
Warrant liability	—	—	—
Total	$4,863	$—	$(3,488)

The fair values of the derivative liabilities were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy.

Series C Warrants (April 2013 and November 2013)

The Company revalued the Series C warrants as of June 30, 2021, resulting in a change in fair value of $611 and $864 during the three and six months ended June 30, 2021, respectively. This change in fair value was recorded as a component of other income (expense), net, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company determined the fair value of the April 2013 Series C redeemable convertible preferred stock warrants using the Black-Scholes-Merton option-pricing model using the following assumptions:

June 30, 2021
Expected dividend rate	0%
Risk-free interest rate	0.28%
Expected volatility	46%
Expected term (in years)	2.14

Upon exercise in December 2021, the warrants were recorded as Series C Preferred Stock at their fair value of $5,816 upon net share settlement.

Common Stock Warrants (SVB March 2021 Note and SCI June 2021 Note)

The Company issued common stock warrants in connection with the SVB March 2021 Note and SCI June 2021 Note (See Note 8 for additional information). The SVB March 2021 Note and SCI June 2021 Note warrants were recorded based on the allocation of its relative fair value of the debt proceeds of $2,316 and $1,526, respectively. The warrants were classified as equity instruments at inception with a corresponding discount recorded at issuance against the outstanding notes in connection with the SVB March 2021 Note or as an asset in connection with the SCI June 2021 Note. The common stock warrants are not subject to remeasurement at each subsequent balance sheet date due to their classification as equity instruments as they are considered indexed to the Company’s stock. The SVB March 2021 Note warrants expire in March 2031 and the SCI June 2021 Note warrants expire in June 2031.

The Company determined the fair value of the SVB March 2021 Note and SCI June 2021 Note common stock warrants at issuance using the Black-Scholes option-pricing model using the following assumptions, respectively:

SVB March 2021 Note Common Stock Warrants
Expected dividend rate	0%
Risk-free interest rate	1.74%
Expected volatility	47%
Expected term (in years)	10.00

SCI June 2021 Note Common Stock Warrants
Expected dividend rate	0%
Risk-free interest rate	1.51%
Expected volatility	47%
Expected term (in years)	10.00

Upon the Closing of the Business Combination, all outstanding warrants associated with the SVB March 2021 Note and SCI June 2021 Note were exercised, leading to a net issuance of 673,416 shares of Class A Common Stock.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

Public and Private Common Stock Warrants

The Public Warrants and Private Warrants were issued prior to the Business Combination by ATSP. The Public Warrants and Private Warrants initially differed in classification, as the Public Warrants were considered equity instruments indexed to ATSP’s stock, while the Private Warrants were considered liability instruments. However, upon the Closing of the Business Combination, the Company modified its Private Warrants to be identical to its Public Warrants. At the time of conversion from a liability instrument to an equity instrument, the fair value of the Private Warrants was $144.

Following the Business Combination and as of June 30, 2022, both warrants are classified as equity instruments, as they are indexed to the Company’s stock. The common stock warrants are not subject to remeasurement at each subsequent balance sheet date due to their classification as equity instruments. Refer to Note 3 and Note 8 for further information on the Public Warrants and Private Warrants. The fair value of the Public Warrants and Private Warrants are measured using quoted market prices.

Derivative Liability (SNAP June 2020 Note)

To determine the fair value of the embedded derivative associated with the SNAP June 2020 Note, the Company utilized the income approach model using the With and Without method. Using the With and Without method, the Company modeled expected cash flows to the noteholder under Next Equity Financing, Change in Control, SPAC/Private Investment in Public Equity, and IPO scenarios. The value of the embedded derivative was determined as the differential value from the perspective of the With and Without Method. The Company utilized the following assumptions at the valuation date:

December 31, 2021
Probability of Next Equity Financing	3%
Probability of SPAC/PIPE	95%
Probability of IPO	2%
100%
Weighted average term (years)	0.27
Weighted average discount rate	25.00%

The significant unobservable inputs used in the fair value measurement of the derivative liability are the remaining expected term, the discount rate, and the probability of financing for each scenario. Significant increases (decreases) in the term would result in significantly lower (higher) fair value measurements. Significant increases (decreases) in the discount rate would result in significantly lower (higher) fair value measurements.

On April 26, 2022, the Closing of the Business Combination, the embedded derivative was valued at fair value which was equivalent to its intrinsic value. The embedded derivative had a fair value of $4,094. As the Closing of the Business Combination triggered the Conversion Feature contained within the SNAP June 2020 Note, therefore converting the note’s principal to equity, the embedded derivative associated with the note was extinguished. The Company recorded the remeasurement of derivative liabilities in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The fair value of the embedded derivative was recorded as additional paid-in capital upon extinguishment on the condensed consolidated balance sheet.

The following table summarizes the fair value remeasurement of the embedded derivative for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Remeasurement of conversion feature – (loss)/gain	$(14)	$700	$(606)	$(450)

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

The following tables set forth a summary of changes in fair value of the Company’s derivative liability and warrant liability for which fair value was determined by Level 3 inputs:

	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$2,380	$2,004
Change in fair value	450	863
Balance as of June 30, 2021	$2,830	$2,867

	Derivative Liability	Warrant Liability
Balance as of December 31, 2021	$3,488	$—
Change in fair value	606	—
Extinguishment of embedded derivative upon conversion of convertible note	(4,094)	—
Balance as of June 30, 2022	$—	$—

There were no transfers of financial instruments between the three levels of the fair value hierarchy for the six months ended June 30, 2022. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

11. PREFERRED STOCK

A summary of the Legacy SoundHound Preferred Stock authorized, issued and outstanding as of the date of the Business Combination is as follows:

	Shares	Shares	Liquidation	Carrying
	Authorized	Issued	Preference	Value

Series A	19,106,048	19,106,048	$28,239	$4,967
Series B	33,702,134	33,702,134	66,360	11,038
Series C	5,687,525	5,687,525	38,163	11,837
Series C-1	4,436,090	4,436,090	89,298	16,061
Series D	20,258,299	20,258,299	527,992	85,648
Series D-1	8,418,535	8,418,535	277,812	49,957
Series D-2	8,418,530	8,418,530	277,811	49,949
Series D-3	6,922,165	6,922,165	276,887	50,046
Series D-3A	20,835,869	—	—	—
	127,785,195	106,949,326	$1,582,562	$279,503

Upon the closing of the Business Combination, the outstanding shares of Series A, B, C, C-1, D, D-1, D-2, and D-3 preferred stock were converted into 106,949,326 shares of SoundHound AI Class A Common Stock at the exchange ratio of 5.5562. Shares Authorized and Shares Issued above have been retroactively adjusted to reflect the exchange. As a result of the conversion of the Legacy SoundHound redeemable convertible preferred stock, the Company reclassified the amount of redeemable convertible preferred stock to additional paid in capital.

Upon the consummation of the Business Combination, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The number of authorized shares of preferred stock may also be increased or decreased by the affirmative vote of the holders of a majority of the voting power of all the then-outstanding shares of capital stock of the Company entitled to vote thereon, without a separate vote of the holders of preferred stock. Any new series of preferred stock may be designated, fixed and determined as provided by the Board without approval of the holders of common stock or preferred stock. The preferred stock holders have the rights to elect one or more directors as per the Company’s restated certificate of incorporation. The Company has no preferred stock outstanding as of June 30, 2022.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

12. COMMON STOCK

The Company had 250,030,433 shares of Legacy SoundHound common stock authorized for issuance prior to the closing of the Business Combination.

On April 26, 2022, the Company consummated a Business Combination which was accounted for as a reverse recapitalization (refer to Note 3 for additional information). Pursuant to the Company’s restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of capital stock, consisting of (a) 455,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.

As a result of the Business Combination, 73,561,334 shares of Legacy SoundHound common stock, along with 106,949,326 shares of Legacy SoundHound preferred stock, were converted into 180,510,660 shares of the Company’s common stock, consisting of 140,114,060 shares of Class A Common Stock and 40,396,600 shares of the Company’s Class B Common Stock. On all matters to be voted upon, subject to the rights of any holders of any series of preferred stock, holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. Holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval.

Each share of Class B Common Stock shall automatically convert into one fully paid and nonassessable share of Class A Common Stock. Shares of Class B Common Stock will be convertible into shares of Class A Common Stock and will be automatically convert into shares of Class A Common Stock upon the occurrence of certain future events, generally including transfers, subject to limited excepts set forth in the amended charter. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B Common Stock could gain significant voting control as other holders of Class B Common Stock sell or otherwise convert their shares into Class A Common Stock.

13. STOCK INCENTIVE PLANS

In April 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as a successor and continuation of the 2006 Plan (collectively, the “Plans”). Under the Plans, the Company may grant awards of stock options and RSUs, as well as stock appreciation rights and other stock awards. During the year ended December 31, 2021, the Company amended the 2016 Plan to increase the number of shares of common stock reserved for issuance under the Plans by 6,667,478 to an aggregate of 48,347,329. As of the Closing Date of the Business Combination, the Company no longer has shares available for issuance under the 2016 Plan.

The 2016 Plan provides for incentive stock options to be granted to employees at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors, unless the optionee is a 10% stockholder, in which case the option price will not be less than 110% of such fair market value. Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years. RSUs granted generally vest over a four-year period, with 25% cliff vesting after one year and then ratably on a quarterly basis for the remaining three years.

On April 26, 2022, the stockholders of the Company approved the SoundHound AI, Inc. 2022 Incentive Award Plan (the “2022 Incentive Plan”), which become effective upon the Closing. The Company initially reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The Incentive Award Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the Incentive Award Plan Administrator determines are consistent with the purpose of the Incentive Award Plan and the interests of the Combined Company, or collectively, awards. As of June 30, 2022, the Company has 15,700,371 awards remaining for issuance.

On April 26, 2022, the stockholders of the Company approved SoundHound AI, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which become effective upon the Closing. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The first purchase period has not begun as of June 30, 2022. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price of the stock price on the purchase date is less than the stock price on the offering date.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

Option Activity

 Stock option activity under the Plans was as follows for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding, December 31, 2021	30,361,405	$3.45	6.78	$168,923
Authorized	—	—	—	—
Granted	177,801	9.01	—	—
Options exercised	(2,624,634)	1.11	—	20,705
Options forfeited or cancelled	(412,707)	4.43	—	1,497
Outstanding, June 30, 2022	27,501,865	$3.70	6.69	7,758
Options exercisable as of June 30, 2022	17,684,206	$2.53	5.58	7,750

Stock option activity under the Plans was as follows for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding, December 31, 2020	28,772,180	$2.38	6.75	$36,987
Authorized	—	—	—	—
Granted	989,018	3.96	—	4,996
Options exercised	(1,966,115)	0.85	—	5,947
Options forfeited or cancelled	(1,162,848)	3.09	—	—
Outstanding, June 30, 2021	26,632,235	$2.52	6.60	172,816
Options exercisable as of June 30, 2021	17,078,959	$2.02	5.36	119,390

Options exercised early are subject to the vesting provisions mentioned above, and any unvested shares are subject to repurchase at the original price upon termination of employment, death, or disability. There were no option exercises during the six months ended June 30, 2022 or year ended December 31, 2021 that were subject to repurchase.

The total fair value of options vested was approximately $1,893 and $3,468 during the three and six months ended June 30, 2022 respectively as compared to $933 and $1,969 for the three and six months ended June 30, 2021, respectively.

For the purpose of determining the estimated fair value of share-based payment awards issued in the form of stock options, the Company uses the Black-Scholes option-pricing model as permitted under the provisions for share-based payment awards.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

The assumptions under the Black-Scholes option-pricing model and the weighted average calculated fair value of the options granted to employees during the six-month periods ended June 30, 2022 and June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
Expected dividend yield	0%	0%
Expected volatility	40%	43%
Expected term (years)	5.98	6.06
Risk free interest rate	2.40%	1.00%

As of June 30, 2022, the unamortized expense related to outstanding options was $20,943. The weighted average remaining amortization period over which the balance as of June 30, 2022 is to be amortized is 2.74 years. No income tax benefit was recognized for this compensation expense in the condensed consolidated statements of operations and comprehensive loss, as the Company does not anticipate realizing any such benefit in the future.

Restricted Stock Unit Activity

Restricted stock unit activity under the Plans was as follows for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	—	$—
Granted	5,918,392	8.47
Released	(117,340)	8.04
Forfeited	(9,794)	9.77
Outstanding, June 30, 2022	5,791,258	$8.38

The Company assessed an accounting grant date on June 2, 2022 for the issuance of 2,310,000 RSUs, 970,000 Performance-Based RSUs and 670,000 Market-Based RSUs to certain named executives and other executive offers based on the approval of employment agreements by the Board of Directors or Compensation Committee as respectively authorized which contained the key terms of the equity award agreements.

The Company recorded stock-based compensation expense of $53 related to Performance-Based RSUs during the three months ended June 30, 2022. Unamortized expense related to Performance-Based RSUs was $7,659 as of June 30, 2022.

To derive the fair value of Market-Based RSUs, the Company applies a Monte Carlo simulation to determine the grant date fair value. Stock-based compensation related to Market RSUs is recognized over the derived service period.

The assumptions under the Monte Carlo simulation model and the calculated fair value of the Market-Based RSUs granted to employees during the three months ended June 30, 2022 were as follows:

June 30, 2022
Expected volatility	50%
Expected term (years)	4
Drift rate	2.9%

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

The weighted average grant date fair value of the Market-Based RSUs was $3.57. The Company recorded $44 in stock-based compensation expense related to Market-Based RSUs during the three months ended June 30, 2022. Unamortized expense related to Market-Based RSUs was $2,267 as of June 30, 2022.

During the three and six months ended June 30, 2022, the fair value of RSUs that vested was $942. During the three and six months ended June 30, 2022 the Company recorded $4,454 and $4,488, respectively, of stock-based compensation related to RSUs. As of June 30, 2022, the unamortized expense related to RSUs was $17,033. The weighted average remaining amortization period over which the balance as of June 30, 2022 is to be amortized is 3.64 years. No income tax benefit was recognized for this compensation expense in the condensed consolidated statements of operations and comprehensive loss, as the Company does not anticipate realizing any such benefit in the future.

Employee Stock-Based Compensation

The Company’s founders held 7,270,503 of Legacy SoundHound common stock pre-conversion prior to the Business Combination. The founders exchanged their shares for Legacy SoundHound Class B common stock immediately prior to the closing of the business combination. Upon the Business Combination, the founders exchanged their Legacy SoundHound Class B shares in exchange for 40,396,600 shares of Class B Common Stock according to the Conversion Ratio. As the Class B Common Stock shares have 10 votes per share, the exchange resulted in incremental stock-based compensation expense of $963 which is included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss for the three month period ended June 30, 2022.

During the three and six months ended June 30, 2022, the Company’s stock compensation expense was $7,863 and $10,327, respectively, as compared to $1,346 and $2,734 for the three and six months ended June 30, 2021, respectively. Stock-based compensation is classified in the following operating expense accounts on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$11	$—	$11	$—
Sales and marketing	538	104	796	202
Research and development	2,740	944	4,343	1,996
General and administrative	4,574	298	5,177	536
Total	$7,863	$1,346	$10,327	$2,734

Executive Options

The Company historically issued option awards to key personnel with contractual expirations of 5 to 10 years. Certain individuals had not exercised their options prior to expiration. As a result of the expiration of unexercised but fully vested options awards, the Company issued new options in 2017 and 2020 for the same quantity previously granted, but with an exercise price set to the then fair value of common stock determined in accordance with a board approved 409A.

Furthermore, in an effort to make the holders whole, the Company entered into a change in control bonus Letter Agreement with each individual. Pursuant to the agreement, each individual is entitled to an additional lump sum payment capped at the difference between the original aggregate exercise price and the new aggregate exercise price upon a change in control transaction as defined in the Company’s 2016 Equity Incentive Plan, provided that such a transaction also constitutes a “Liquidation Transaction” as defined in the Company’s Certificate of Incorporation.

The maximum change in control bonus for executive award holders is $5,837 and remains unamortized as of June 30, 2022.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

14. LEASES

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2026. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values. The Company also enters into certain finance leases for computer equipment. The finance leases are collateralized by the financed assets.

Aggregate noncancelable future minimum lease payments under operating and finance leases were as follows as of June 30, 2022:

	Operating Lease	Financing Lease

Remainder of 2022	$1,788	$303
2023	3,754	189
2024	3,226	122
2025	902	12
2026	445	—
Thereafter	1,632	—
Total	11,747	626
Less: imputed interest	(1,324)	(51)
Present value of lease liabilities	10,423	575
Less: current portion	(3,299)	(361)
Lease liabilities, net of current portion	$7,124	$214

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$854	$853	$1,719	$1,676
Short-term lease cost	80	70	137	283
Financing lease cost:
Amortization of finance leased assets	365	635	776	1,289
Interest of lease liabilities	22	227	59	467

The table below presents additional information related to our leases as of June 30, 2022:

	Operating Lease	Financing Lease
Weighted average remaining lease term (years)	3.85	1.55
Weighted average discount rate	5.92%	10.12%

The Company’s total rent expense for the three and six months ended June 30, 2022 was $934 and $1,856, respectively. The Company’s total rent expense for the three and six months ended June 30, 2021 was $923 and $1,959, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

15. OTHER INCOME (EXPENSE), NET

Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss is comprised of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Other income (expense), net
Interest income	$37	$1	$39	$6
Change in fair value of derivative and warrant liability	(14)	89	(606)	(1,314)
Other income (expense), net	200	94	(267)	(234)
Total other income (expense), net	$223	$184	$(834)	$(1,542)

16. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(30,668)	$(14,652)	$(55,771)	$(33,912)
Denominator:
Weighted average shares outstanding – basic and dilutive	162,004,172	67,357,878	116,059,520	66,666,508
Basic and diluted net loss per share	$(0.19)	$(0.22)	$(0.48)	$(0.51)

For the three and six months ended June 30, 2022 and 2021, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.

The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and six months ended June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Stock options	27,501,865	26,632,235
Restricted stock units (RSUs)	5,791,258	—
Series C warrants	—	745,238
Common stock warrants	3,532,984	1,063,214
Redeemable convertible preferred stock	—	106,303,970
Total	36,826,107	134,744,657

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
($ in thousands, except share and per share data)

(Unaudited)

17. INCOME TAXES

The tax expense and the effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(30,279)	$(14,609)	$(55,030)	$(33,702)
Income tax expense	389	43	741	210
Effective tax rate	(1.46)%	(0.29)%	(1.35)%	(0.62)%

The increase in the effective tax rate for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is primarily due to the amount and mix of income (loss) from multiple tax jurisdictions and withholding taxes in excluded loss jurisdictions.

The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.

The Company currently has valuation allowances recorded against its deductible temporary differences and net operating loss carryforwards in certain jurisdictions where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, including significant events and transactions, both positive and negative, including reversing taxable temporary differences and forecasted earnings in assessing its need for a valuation allowance in each jurisdiction. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against its deferred tax assets in certain jurisdictions. The Company continues to monitor available evidence and may reverse some or all its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against its deferred tax assets of $2,169 as of June 30, 2022 and December 31, 2021.

18. RELATED PARTY TRANSACTIONS

The Company entered into revenue contracts to perform professional services for certain companies who are also investors in the Company. These companies are holders of the Company’s Class A Common Stock. The following is financial information on related party transactions for the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,019	$1,813	$5,190	$3,621

	As of June 30, 2022	As of December 31, 2021
Accounts receivable	$289	$583
Deferred revenue	$12,064	$15,238

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements as of June 30, 2022 and for the three and six month periods ended June 30, 2022 and 2021, together with related notes thereto, and our pro forma financial information as of and for year ended December 31, 2021 and 2020 included in our registration statement on Form S-1, which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on May 16, 2022 and amended by Amendment No. 1 to Current Report on Form S-1 on July 13, 2022 hereby, the “Form S-1/A” . Some of the information contained in this discussion and analysis or set forth elsewhere in this the Form 10-Q, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this the Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.

Company Overview

We are a leading innovator of conversational intelligence, offering an independent Voice AI platform that enables businesses across industries to deliver high-quality conversational experiences to their customers. Built on proprietary Speech-to-Meaning, Deep Meaning Understanding and Collective AI breakthrough technologies developed over the past 16 years, our advanced Voice AI platform provides exceptional speed and accuracy and enables humans to interact with products and services like they interact with each other — by speaking naturally.

We believe voice-enabled conversational user interface is a more natural interface for nearly all use cases, and product creators should have the ability to design, customize, differentiate, innovate and monetize the interface to their own product, as opposed to outsourcing it to a third-party assistant. For example, using SoundHound, businesses can voice-enable their products so consumers can say things like, “Turn off the air conditioning and lower the windows,” while in their cars, “Find romantic comedies released in the last year,” while streaming on their TV and even place food orders before arriving at a restaurant by talking to their cars, TVs or other IoT devices. Additionally, SoundHound’s technology can address complex user queries such as, “Show me all restaurants within half a mile of the Space Needle that are open past 9pm on Wednesdays and have outdoor seating,” and follow-on qualifications such as “Okay, don’t show me anything with less than 3 stars or fast food.”

The SoundHound developer platform, Houndify, is an open-access platform that allows developers to leverage SoundHound’s Voice AI technology and a library of over 100 content domains, including commonly used domains for points of interest, weather, flight status, sports and more. Houndify’s Collective AI is an architecture for connecting domain knowledge that encourages collaboration and contribution among developers, is always learning, and is greater than the sum of its parts — ensuring the platform continues to become smarter at a faster rate.

SoundHound’s technology is live in production and at scale with companies around the globe, including Hyundai, Mercedes-Benz, Pandora, Deutsche Telekom, Snap, VIZIO, KIA and Stellantis. As a testament to its capabilities, the Houndify platform surpassed 1 billion annual queries in 2021. Additionally, traffic has experienced over 100% growth through the first half of 2022, compared to the same period in 2021.

Our current partners span multiple industries and geographies, and together have a combined reach of over 2 billion end users.

Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 250 granted or pending patents, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions, which is estimated to grow to $160.0 billion per year by 2026.

We believe that SoundHound is well-positioned to fill the growing void and demand for an independent Voice AI platform. The Voice AI offerings from big tech companies are primarily an extension of their more core services and offerings. Rather than strengthening a customer’s product, it can take over the entire experience, thus disintermediating the company’s brand, users and data. As a result, brands relying on big tech mostly lose their ability to innovate, differentiate and customize. In some cases, these providers even compete with the products they support, making them increasingly less attractive as a choice for a voice interface.

The alternative options are generally legacy vendors tending to use dated technologies at a high price. Furthermore, many of these technologies still require significant effort by the product creators to turn them into solutions that can compete with the quality of the big tech offering, which in many cases is not practical. Due to the high barrier to entry in Voice AI, there are not many independent players.

This creates a great opportunity for SoundHound: we believe that we provide disruptive technologies that are superior to the alternatives, with better terms, allowing customers to maintain their brand, control the user experience, get access to the data and define their own privacy policies, while being able to customize, differentiate, innovate and monetize.

When it comes to criteria for adoption, our goal is to win on every dimension. The first two criteria customers typically consider are technology and brand control. We strive to provide our customers with the best technology, and we provide a white label solution giving our customers control of their brands. In some industries you may have to choose between technology and brand control. In our case, we offer our customers the best of both, we enable them to offer disruptive technologies to their users while maintaining control of their brand and user experience.

With our disruptive monetization strategy, we also provide an additional path to monetization for our customer base. By choosing our platform, product creators can generate additional revenue while making their product better using Voice AI, providing further incentive to choose our platform.

We believe that we offer a superior ecosystem, benefitting from our Collective AI product architecture along with offering customers definable privacy controls, which are becoming increasingly important in the industry of Voice AI. Additionally, there is no conflict of interest between us and our partners and customers as we do not compete with them (as some other Voice AI vendors do). We also offer edge and hybrid solutions. This means our technology can optionally run without a cloud connection for increased flexibility and privacy. Our focus is on delivering the most advanced Voice AI in the world and thus allowing our partners to differentiate and innovate their overall experiences for their brands.

We strongly believe that product creators know their product and users best. The idea of a single third-party assistant taking over their product is not reflective of our anticipated future. We envision that every product will have its own identity, and they will have Voice AI customized in different ways. They can each tap into a single Collective AI to access the ever-growing set of domains, but the product creators can innovate on top of Collective AI and create value for the end users in their own way. This is the future that we are focusing on enabling.

When a product is voice enabled, we see three stages of integration and value propositions. The first stage is to enable the core use cases of the product. For example, the product could be a TV, a coffee machine, a car, a wearable device, a robot, a smart speaker or an appliance, and with your voice you can control the functionality of the device and the product. On a TV, you can ask it to change the channel, increase the volume, rewind by 30 seconds, search for movies and even add personalization by adding a TV show to your favorites. Note that this is different from adding a third-party voice assistant to the product. Our view is that every product needs to have an interface, and voice-AI is a natural and compelling interface that unlocks new use cases and potential. Consider just the simple example of rewinding or fast forwarding by a specific duration. That is a command that can be done with voice within a few seconds, but it can take many steps to do using alternative interfaces such as a remote control or a companion app.

Once the core features of a product are voice-enabled, it can be further enhanced in the second stage of integration: the addition of third-party content and domains. SoundHound has extensive partnerships with content providers and, through these partnerships, can fulfill many needs of our customers. For example, your TV, car or even a coffee machine can answer questions about weather, sports scores, stock prices or flight status, and even search for local businesses. The addition of these public domains further enhances the value proposition of the product.

Finally, as the third step, you enter the world of monetization where you can add features that deliver value to the end user, and also generate revenues that we share with the product creators. To summarize with an example, imagine walking up to your coffee machine and asking for a triple shot extra hot latte. While you are waiting for your drink, you can ask for weather and sports scores, and if you desire, you can even order bagels from your favorite nearby bakery.

There are three pillars to our revenue model. The first pillar is Product Royalties, where we voice enable a product and the product creator pays us a royalty based on volume, usage or duration. SoundHound collects royalties when Houndify is placed in a car, smart speaker or an appliance, for example.

The second pillar is Service Subscription. This is when, for example, SoundHound enables customer service or food ordering for restaurants or content management, appointments and voice commerce. And, for that, we generate subscription revenue from the service providers. Pillars one and two can grow independently and they are proven, established business models.

The third pillar creates a monetization ecosystem that brings the services from pillar two to the products in pillar one. When the users of a voice-enabled product in pillar one access the voice-enabled services of pillar two, these services generate new leads and transactions. SoundHound generates monetization revenue from the services for generating these leads and transactions, and we will share the revenue with the product creators of pillar one. For example, when the driver of a voice-enabled car places an order to a restaurant that’s also voice enabled, we will have unlocked a seamless transaction. Accordingly, the restaurant will pay us for that order, and we will share that revenue with the product creator or the car manufacturer. In this example, each party receives value in the ecosystem. The restaurant is happy because they generated a new lead and booked a sale. The user is happy because they have received value through a natural ordering process, simply by speaking to their car. And the car manufacturer is happy because they delivered value to the end user and generated additional revenue from the usage of their product. During the periods presented in the condensed consolidated financial statements, we have not generated revenue from leads and transactions on voice-enabled products from voice-enabled services other than from the SoundHound music identification app. Going forward, SoundHound expects monetization revenue to be generated through a combination of advertising revenue from the music identification app and from leads and transactions on voice-enabled products from voice-enabled services.

We expect this disruptive, three-pillar business model will create a monetization flywheel; as more products integrate into our platform, more users will use it and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform and the cycle will perpetually continue and expand. This ecosystem increases adoption and increases our addressable market. All three pillars contribute to our revenues today in 2022. While the majority of the contribution is currently from our first pillar of royalties, over time, the subscription and monetization portions are expected to grow and make a bigger contribution to our overall revenue.

Recent Developments

ATSP Merger

On November 15, 2021, Archimedes Tech SPAC Partners Co. (“ATSP”), SoundHound, Inc. (“Legacy SoundHound”) and ATSPC Merger Sub, Inc. (“Merger Sub”) entered into a merger agreement (“Merger Agreement”) pursuant to which Merger Sub merged with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation resulting in the reverse recapitalization of SoundHound (the “Business Combination”). The Business Combination was completed on April 26, 2022 (the “Closing”). In connection with the Closing of the Business Combination, the Company issued $113 million of securities in the PIPE investment. Upon the Closing of the Business Combination, ATSP changed its name to SoundHound AI, Inc.

Cash proceeds of the Business Combination were funded through a combination of $5.4 million in cash held in trust by ATSP (following satisfaction of redemptions by public stockholders) with 532,050 shares of SoundHound AI Class A common stock remaining outstanding, and $113.0 million in aggregate gross proceeds from PIPE investors in exchange for 11,300,000 shares of SoundHound Class A common stock that closed substantially contemporaneously with the Closing of the Business Combination. The combined company incurred $27.7 million of expenses related to the transaction. After giving effect to these transactions, SoundHound received $90.7 million in net proceeds, which are intended to be used for general corporate purposes, including investments in sales, marketing and advancement of product development, but which may also be used to acquire other companies in the Voice AI industry. SoundHound has not entered into any agreements to acquire companies in the Voice AI industry, nor does it require consummation of mergers or acquisitions of other businesses to achieve its stated goals. That said, if there are candidates that makes strategic, operational and financial sense, the combined company may consider such opportunities from time to time as they become available.

Accounting Impact of the Business Combination

The Business Combination was accounted for as a “reverse recapitalization,” with no goodwill or other intangible assets recorded, in accordance with GAAP. A reverse recapitalization did not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SoundHound in many respects.

Under this method of accounting, ATSP was treated as the “acquired” company for financial reporting purposes. For accounting purposes, SoundHound was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of SoundHound (i.e., a capital transaction involving the issuance of stock by ATSP for the stock of SoundHound). Accordingly, the consolidated assets, liabilities and results of operations of SoundHound became the historical financial statements of the combined company, and ATSP’s assets, liabilities and results of operations were consolidated with SoundHound’s beginning on the acquisition date. Operations prior to the Business Combination were presented as those of SoundHound in future reports. The net assets of SoundHound were recognized at carrying value, with no goodwill or other intangible assets recorded.

Impact of COVID-19

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. As a supplier to multiple industries, including the automotive industry, we are adversely impacted by the decline in the production of certain of our customers’ products in connection with the COVID-19 pandemic, including reductions in automotive production, chip shortages in the semiconductor industry and broader supply chain challenges across the globe. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. During the three and six months ended June 30, 2021, the COVID-19 pandemic had an impact on our billings and revenue recognized from per unit royalties for Houndify Solutions and, although the impact during the three and six months ended June 30, 2022 was not considered material, the extent of this impact in future periods is not currently determinable. However, we expect billings to increase as car manufacturers continue to recover from delayed production due to the pandemic. Accordingly, it may not be indicative of future results and trends for reasons other than COVID-19 discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers.

SoundHound continues to monitor its operations and government recommendations and has modified its operations because of the COVID-19 pandemic, including making remote work more accessible to its employees. SoundHound does not yet know the full extent of potential impacts on our business and operations. Given the extant uncertainty, SoundHound cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

SoundHound believes that its performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:

●	Investments in Technology. Our business model since inception has been to invest significantly in our Houndify platform technology in the form of dedicated research and development. We will continue to invest in the development of our software platform to deliver consumers with continually improving value and delight. Our investments include continuous enhancements to our ASR and NLU models, investments in data to help refine and improve our underlying algorithms, and other costs to attract and retain a world-class technical workforce.

●	Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models that we believe will enhance value to customers, partners and shareholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. Additionally, as we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Our revenue consists of subscription revenue, royalties, and monetization revenues, which we consider recurring if our customer contract does not terminate the relationship and we continue to provide the customer with same or other services in the subsequent year. For example, if we perform a one-time non-recurring engineering project for a customer and that same customer engages with us afterwards for a Product Royalty contract, the revenue in both years, regardless of the specific service, would contribute towards our overall customer retention rate. By contrast, if SoundHound provides an annual subscription contract to a customer and that customer does not execute an agreement for services for the subsequent annual period, SoundHound would not consider that customer as retained. As determined on the foregoing basis, based on the number of customers to whom we provide services during one year compared to the prior year period, our customer retention rate as of June 30, 2022 is at least 90%.

●	Cost of Revenues. The results of our business will depend in part on our ability to establish and increase our gross margins by scaling our business model and effectively managing our costs to produce our applications. Our revenue will be directly supported by data center investments in technology, both on premise and in the cloud. The associated workloads, along with supporting labor costs, will need to be managed effectively as we scale to improve our margins over time. Our Houndify platform is also powered by a library of over 100 content domains, including commonly used domains for points of interest, weather, flight status, sports and more.

●	Seasonality. Our ability to accurately forecast demand for our technology could be negatively affected by many factors, including seasonal demand. We anticipate that we will experience fluctuations in customer and user demand based on seasonality. Given that we address markets across several different industry verticals, the associated overall seasonality impact to us may not be consistent year-to-year.

●	Development of International Markets. We have rapidly expanded our capabilities and global reach. We have globalized our solution from 1 to 22 languages, with a roadmap of 38 languages and 114 acoustic variations. We view opportunities for conversational Voice AI to be global in reach, and we expect our growth to be fueled across multiple geographies.

●	Industry Risks. The COVID-19 pandemic has adversely affected our business and results of operations to date. The duration and extent to which the COVID-19 pandemic will continue to adversely impact our business and results of operations remains uncertain and could be material. Additionally, the military conflict between Russia and Ukraine, which began on February 24, 2022, has had an adverse impact on the global economy and financial markets. Although our business has not been materially impacted by this ongoing military conflict, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for the three and six months ended June 30, 2022 and 2021.

Components of Our Results of Operations

Revenues

SoundHound generates revenues through: (1) “Product Royalties,” meaning royalties from voice-enabled products which are driven by volume, usage or life of applicable products and are affected by number of devices, users and units of usage time, (2) “Service Subscriptions,” meaning subscription revenues, derived from monthly fees based on usage-based revenue, revenue per query or revenue per user, and (3) “Monetization,” meaning revenues generated from focused ad targeting to users of products and services that employ our technologies. Currently, our monetization revenue is derived from our music identification application primarily in the form of ad impression revenue — revenue generated when an ad is shown in our music identification app — and, to a lesser extent, affiliate revenue for referrals to music stores for content sales and downloads of our premium music application.

“Houndified Products,” meaning products of our customers that employ SoundHound technology, and “Houndified Services,” meaning services provided to customers related to SoundHound technology, provide our customers with access to our Houndify platform over a contractual period without taking possession of the software. This generally includes revenues derived from up-front services (“professional services”) that develop and customize the Houndify platform to fit customers’ specific needs. These professional services are included in both our Product Royalties and Service Subscriptions revenues. Non-distinct professional services are recognized over the contractual life of the contract, whereas revenues from distinct professional services are recognized as the services are performed or when the services are complete depending on the arrangement.

We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $23.1 million as of June 30, 2022, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.

We anticipate that we will experience fluctuations in our revenues from quarter-to-quarter due to a variety of factors, including the supply and demand of end user products such as automobiles, the size and success of our sales force and the number of users who are aware of and use our applications.

Operating Expenses

We classify our operating expenses into the following four categories, which are cost of revenues, sales and marketing, research and development, and general and administrative. Excluding cost of revenues, each expense category includes overhead, including rent and related occupancy costs, which is allocated based on headcount.

Cost of Revenues

SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses that are directly related to these revenue streams.

Sales and Marketing

Sales and marketing expenses consist of personnel-related expenses related costs of the sales and marketing team, promotional campaigns, advertising fees and other marketing related costs. Advertising costs are expensed to sales and marketing when incurred. We expect that our sales and marketing expenses will continue to increase as we continue to increase headcount and program spend to support a greater investment in go-to-market strategies and customer engagement.

Research and Development

Our research and development expenses are our largest operating expense as we continue to develop our software platforms and produce new technological capabilities.

The costs of these activities consist primarily of personnel-related expenses, third-party consultants and costs associated with technological supplies and materials, along with other direct and allocated expenses such as facility costs, depreciation and other shared expenses. We expense research and development costs in the periods in which they are incurred. We expect that our research and development expenses will continue to increase as we continue to invest in development activities related to our current and future applications.

General and Administrative

General and administrative expenses consist of personnel-related costs, accounting and legal expenses, third-party consulting costs, insurance and allocated overhead including rent, depreciation and utilities.

We expect that our general and administrative expenses will increase due to our operations as a public company, including expenses related to compliance with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for insurance (including director and officer insurance), investor relations activities and other administrative and professional services such as accounting, legal, regulatory and tax. We also expect our administrative expenses, including personnel related expenses, to increase as we increase our headcount and expand our facilities and information technology to support our operations as a public company. Our general and administrative expenses may fluctuate from period-to-period due to seasonality.

Interest Expense

Interest expense consists of stated interest incurred on our outstanding convertible notes and debt during the relevant periods, as well as the amortization of debt discounts and issuance costs over the life of the instruments or a shorter period if a lender can demand payment in the event certain events occur that are outside of the control of the Company.

The issuance of debt instruments with direct transaction costs and the bifurcation of embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees, such as bank and legal fees, that are incurred upon issuance. Overall, the discounts from debt issuance costs result in an increased amount of interest expense over the amortization period.

Other Income (Expense), Net

Change in Fair Value of Derivative and Warrant Liability

We account for certain warrants and conversion features as liabilities at fair value and adjust the instruments to fair value at each reporting period. We determined that the conversion feature associated with one of our debt instruments is a freestanding derivative instrument. The derivative and warrant liabilities’ changes in fair value that result from remeasurement at each balance sheet date is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss as other income (expense), net.

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses related to foreign currency revaluation. As the functional currency of the Company and its subsidiaries is the U.S. dollar, transactions denominated in foreign currency are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities.

Provision for Income Taxes

Income tax expense includes federal, state and foreign taxes and is based on reported income before income taxes. We are in a cumulative loss position for tax purposes based on historical earnings. As of December 31, 2021, the Company had net operating loss carry forwards of approximately $301.5 million and $102.9 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. Additionally, as of December 31, 2021, the Company had net operating loss carryforwards of $3.4 million relating to net operating losses in Germany (“Germany Net Operating Losses”). The federal and state net operating loss carry forwards will start to expire in 2025 and 2028, respectively, with the exception of $212.9 million in federal net operating loss carryforwards, which can be carried forward indefinitely. The Germany Net Operating Losses can be carried forward indefinitely. The Company also had federal and state research and development credit carry forwards of approximately $8.9 million and $8.0 million, respectively, at December 31, 2021. The federal credits will expire starting in 2029 if not utilized. State research and development tax credits will carry forward indefinitely.

In addition, we may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). For these reasons, or other factors outside of our control, such as future regulatory or other changes, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Results of Operations

The following tables set forth the significant components of our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenues	$6,152	$8,279	$(2,127)	(26)%
Operating expenses:
Cost of revenues	2,488	1,628	860	53%
Sales and marketing	4,370	1,008	3,362	334%
Research and development	18,862	14,023	4,839	35%
General and administrative	9,362	4,119	5,243	127%
Total operating expenses	35,082	20,778	14,304	69%
Loss from operations	(28,930)	(12,499)	(16,431)	131%
Other expense, net:
Interest expense	(1,572)	(2,294)	722	(31)%
Other income, net	223	184	39	21%
Total other expense, net	(1,349)	(2,110)	761	(36)%
Loss before provision for income taxes	(30,279)	(14,609)	(15,670)	107%
Provision for income taxes	389	43	346	805%
Net loss	$(30,668)	$(14,652)	$(16,016)	109%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenues	$10,442	$12,018	$(1,576)	(13%)
Operating expenses:
Cost of revenues	4,261	3,221	1,040	32%
Sales and marketing	6,951	2,084	4,867	234%
Research and development	35,512	28,466	7,046	25%
General and administrative	13,365	7,365	6,000	81%
Total operating expenses	60,089	41,136	18,953	46%
Loss from operations	(49,647)	(29,118)	(20,529)	71%
Other expense, net:
Interest expense	(4,549)	(3,042)	(1,507)	50%
Other expense, net	(834)	(1,542)	708	(46%)
Total other expense, net	(5,383)	(4,584)	(799)	17%
Loss before provision for income taxes	(55,030)	(33,702)	(21,328)	63%
Provision for income taxes	741	210	531	253%
Net loss	$(55,771)	$(33,912)	$(21,859)	64%

Revenues

The following tables summarize our revenues by type and geographic regions for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Product Royalties	$5,561	$7,469	$(1,908)	(26)%
Service Subscriptions	372	392	(20)	(5)%
Monetization	219	418	(199)	(48)%
	$6,152	$8,279	$(2,127)	(26)%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Product Royalties	$9,270	$10,454	$(1,184)	(11)%
Service Subscriptions	745	795	(50)	(6)%
Monetization	427	769	(342)	(44)%
	$10,442	$12,018	$(1,576)	(13)%

	Three Months Ended June 30,		Change
	2022	2021	$	%
United States	$1,858	$1,235	$623	50%
Japan	923	921	2	0%
Germany	1,143	5,198	(4,055)	(78)%
France	1,837	393	1,444	367%
Korea	241	382	(141)	(37)%
Other	150	150	—	—%
	$6,152	$8,279	$(2,127)	(26)%

	Six Months Ended June 30,		Change
	2022	2021	$	%
United States	$3,248	$2,303	$945	41%
Japan	1,850	1,954	(104)	(5)%
Germany	1,826	6,217	(4,391)	(71)%
France	2,296	393	1,903	484%
Korea	653	860	(207)	(24)%
Other	569	291	278	96%
	$10,442	$12,018	$(1,576)	(13)%

Total revenues decreased by $2.1 million, or 26% and $1.6 million, or 13% in the three and six months ended June 30, 2022, compared to the same periods in 2021. The decrease is primarily attributed to the recognition of $4.3 million in nonrecurring revenue as a result of a contract modification to end a distinct professional service contract prior to completion with a customer in Germany during the three and six months ended June 30, 2021, partially offset by a $1.3 million increase in hosted services during the three and six months ended June 30, 2022 and a $0.9 million and $1.5 million increase in professional services during the three and six months ended June 30, 2022, respectively. In addition, monetization revenue decreased by $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease in monetization revenue is due to a decrease in advertising revenue from lower traffic and less user impressions on the SoundHound music application.

We benefited from growth across the United States, France and other smaller foreign regions from scaling our Houndify Products with large automotive and device makers. We have experienced additional growth of revenue of Houndified Products in geographic regions of France and the United States of $1.4 million and $0.6 million, and $1.9 million and $0.9 million, respectively, during the three and six months ended June 30, 2022 compared to the same periods in 2021. In France, our revenue increased due to distinct customization services sold to an existing large automotive company which also commenced production of our Houndified Product in their vehicles. In the United States, the increase is primarily attributed to an increase in royalties from one customer due to higher usage and hosting. Additionally, we experienced a $4.1 million and $4.4 million decrease in revenue from Germany during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. This was primarily due to a one-time contract modification to end a distinct professional service contract prior to completion with a customer in Germany during the three and six months ended June 30, 2021. This customer was retained through ongoing hosting services. Revenue in both periods came principally from customers across the automotive and IoT sectors, with less significant amounts derived from other industry verticals.

Cost of Revenues

Cost of revenues increased by $0.9 million, or 53%, and $1.0 million, or 32%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases are primarily related to incurring additional data center and hosting costs due to system migrations in order to support our revenue growth. The increase in cost of revenues relative to revenues (gross margin) was primarily due to the one-time contract modification to end the distinct professional service contract prior to completion with a customer in Germany as described above during the three and six months ended June 30, 2021.

Research and Development

Research and development expenses increased by $4.8 million, or 35%, and $7.0 million, or 25%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. This increase in research and development expenses was primarily related to our investment in technology and engineering and increasing our full-time engineer headcount to ensure we remain at the forefront of innovation, while also helping to develop and scale new products and services.

Sales and Marketing

Sales and marketing expenses increased by $3.4 million, or 334%, and $4.9 million, or 234%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. This increase is due to an increase in headcount and program spend to support a greater investment in go-to-market strategies and customer engagement.

General and Administrative

General and administrative costs increased by $5.2 million, or 127%, and $6.0 million, or 81%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. This increase represents investments in our human resources, finance and legal functions, including increased personnel-related expenses as we prepared and began to function as a public entity. The increase includes higher salaries and compensation packages for executive hires as well as an additional $4.3 million and $4.7 million of stock -based compensation expense in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Our expansion efforts, focused both on geographical reach and service compatibility, led to an increase of operational costs and resources incurred. Expenses related to the Business Combination also contributed to an increase in costs related to third-party specialists. In addition, an increase in other public readiness costs includes directors’ and officers’ insurance, capital markets advisory, accounting and legal support for SEC filings following the Business Combination. We also continued our efforts in reviewing and realigning our cost structure based on teams' evolving responsibilities. As a result, we shifted resources from research and development to general and administrative activities to better align with the investments being made to fuel the growth as we scale as a new public company.

Interest Expense

Interest expense decreased by $0.7 million, or 31%, and increased by $1.5 million, or 50%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in the six months ended June 30, 2022, was attributable to the issuance of SoundHound’s 2021 note payable (“SVB March 2021 Note”) and 2021 convertible note (“SCI June 2021 Note”), resulting in $30.0 million and $15.0 million draws, respectively. These debt instruments were accompanied by the issuances of related common stock warrants, resulting in debt discounts to be amortized over the life of the instrument. The increase in our debt balance related to these draws in 2021 has led to increases in interest expense and amortization of debt issuance costs during the six months ended June 30, 2022.

The decrease in interest expense in the three months ended June 30, 2022 was attributable to the conversion of the promissory note issued in June 2020 (“SNAP June 2020 Note”). On April 26, 2022, all outstanding principal of $15.0 million and accrued interest of $1.4 million were converted into Class A Common Stock. As our debt balance significantly decreased in the three months ended June 30, 2022, our interest expense and amortization of debt issuance costs have decreased as well. In addition, the Business Combination extended the SVB March 2021 Note’s maturity date, leading to a reduction in interest expense due to discounts being amortized over longer periods starting on April 26, 2022.

Other Income (Expense), Net

The following tables summarize our other income (expense), net, by type (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Interest income	$37	$1	$36	3600%
Change in fair value of derivative and warrant liability	(14)	89	(103)	(116)%
Other income, net	200	94	106	113%
	$223	$184	$39	(21)%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Interest income	$39	$6	$33	550%
Change in fair value of derivative and warrant liability	(606)	(1,314)	708	(54)%
Other expense, net	(267)	(234)	(33)	14%
	$(834)	$(1,542)	$708	(46)%

Change in Fair Value of Derivative and Warrant Liability

The gain attributable to the change in fair value of derivative and warrant liability decreased by $0.1 million, or 116%, in the three months ended June 30, 2022, compared to the same period in 2021. The loss attributable to the change in fair value of derivative and warrant liability decreased by $0.7 million, or 54%, in the six months ended June 30, 2022, compared to the same period in 2021. The changes were partially attributed to $0.6 million and $0.9 million in losses, from the change in fair value of the warrant liability during the three and six months ended June 30, 2021, respectively, as compared to no change in the fair value of the warrant liability during the three and six months ended June 30, 2022, due to the exercise of Series C Warrants in December 2021, which extinguished the Company’s corresponding warrant liability.

The balances during the three and six months ended June 30, 2022 solely reflect the changes in fair value of the embedded derivative from the SNAP June 2020 Note. The fair value of the derivative liability decreased by a nominal amount and $0.6 million during the three and six months ended June 30, 2022, respectively, compared to an increase of $0.7 million and a decrease of $0.5 million during the three months and six months ended June 30, 2021, respectively. The changes in fair value of the derivative liability represent corresponding gains or losses on the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in probability assumptions of a change in control or SPAC transaction as the transaction approached closing.

Other Income (Expense), Net

Other income, net increased by $0.1 million, or 113%, in the three months ended June 30, 2022, compared to the same period in 2021. This increase was primarily due to favorable foreign currency exchange rates during the three months ended June 30, 2022, resulting in greater gain from currency revaluation on transactions denominated in a foreign currency compared to those conducted in the three months ended June 30, 2021.

Other expense, net increased by a nominal amount in the six months ended June 30, 2022, compared to the same period in 2021. This increase was primarily due to unfavorable foreign currency exchange rates during the six months ended June 30, 2022, resulting in greater loss from currency revaluation on transactions denominated in a foreign currency compared to those conducted in the six months ended June 30, 2021.

Provision for Income Taxes

Provision for income taxes increased by $0.3 million, or 805%, and $0.5 million, or 253%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Our effective tax rates increased by approximately a percentage point for each of the three and six months ended June 30, 2022 when compared to the same periods in 2021.

The increase in the effective tax rate for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is primarily due to the amount and mix of income (loss) from multiple tax jurisdictions and withholding taxes in excluded loss jurisdictions.

The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As a result of the Business Combination, we raised gross proceeds of $118.4 million including a combination of $5.4 million in cash held in trust by ATSP (following satisfaction of redemptions by public stockholders), and $113.0 million in aggregate gross proceeds from PIPE investors. The combined company incurred $27.7 million of expenses related to the transaction.

We had $65.0 million in cash and cash equivalents as of June 30, 2022. We believe our operating cash flows together with our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of the Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Contractual and Other Obligations

Because we expect to continue significantly increasing our investments in software application and development, we enter into various contracts and agreements to increase our availability of capital.. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. See Note 7 and Note 14 to our unaudited condensed consolidated financial statements included within this Quarterly Report on Form 10-Q for more information.

Debt Financing

Below are our material debt agreements as of June 30, 2022:

●	SVB March 2021 — In March 2021, we entered into a loan and security agreement with a commercial bank to borrow $30.0 million (“SVB March 2021 Note”). In April 2022, the Company entered into a loan modification agreement, which extended the SVB March 2021 Note’s early maturity date from April 26, 2022 to May 26, 2022. As the SNAP June 2020 Note converted on April 26, 2022 the performance milestone was met and the SVB March 2021 Note’s maturity date was extended to September 1, 2024.

●	SCI June 2021 Note — In June 2021, we issued a note pursuant to a loan and security agreement with a lender to borrow up to a commitment amount of $15.0 million in $5.0 million increments (“SCI June 2021 Note”). Through December 31, 2021, we had borrowed $15.0 million. The maturity date of the loan is May 31, 2025.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(46,767)	$(32,625)
Net cash used in investing activities	(982)	(111)
Net cash provided by financing activities	90,167	35,254
	$42,418	$2,518

Cash Flows Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $46.8 million, consisting primarily of our net loss of $55.8 million, adjusted for non-cash charges of $16.9 million and net cash used by changes in our operating assets and liabilities of $7.9 million. The non-cash charges were driven by $10.3 million in stock-based compensation expense, $2.2 million in amortization of debt issuance cost, $2.3 million in depreciation and amortization expense, $1.5 million in non-cash lease amortization and $0.6 million in remeasurement of derivative and warrant liability fair value. Net cash used in changes in our operating assets and liabilities of $7.9 million was primarily due to a decrease of $5.4 million in deferred revenue due to amortization of customers’ contracts during the six months ended June 30, 2022, an increase of $3.4 million in prepaid expenses due to a prepayment for directors and officers insurance as well as our increased activity with more subscriptions and prepaid costs, a decrease in operating lease liabilities of $2.3 million due to monthly lease payments and the maturity of some of our leases during the six months ended June 30, 2022 and was partially offset by an increase of $1.8 million in accounts payable.

Net cash used in operating activities during the six months ended June 30, 2021 was $32.6 million, consisting primarily of our net loss of $33.9 million, adjusted for non-cash charges of $10.1 million and net cash used by changes in our operating assets and liabilities of $8.8 million. The non-cash charges were driven by depreciation and amortization expense of $2.8 million, stock-based compensation expense of $2.7 million, non-cash lease amortization of $1.8 million, amortization of debt issuance costs of $1.4 million and change in fair value of derivative and warrant liability of $1.3 million. Net cash used by changes in our operating assets and liabilities of $8.8 million was primarily due to a $4.8 million decrease in deferred revenue, a $2.3 million increase in accounts receivable, a $2.1 million decrease in operating lease liabilities and was partially offset by an increase of $1.5 million in accrued liabilities. The decrease in deferred revenue is primarily attributed to upfront billings in 2020 for three projects that began in 2021.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 and 2021 were $1.0 million and $0.1 million, respectively, driven by purchases of property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $90.2 million, consisting primarily of $91.7 million in proceeds from the Business Combination, net of transaction costs paid and $2.9 million in proceeds from common stock options exercised. This was partially offset by $3.4 million in repayments of the SVB March 2021 Note and the SCI June 2021 Note principal balances and $1.0 million in repayments of finance lease obligations.

Net cash provided by financing activities during the six months ended June 30, 2021 was $35.3 million, consisting primarily of $34.9 million in proceeds from the issuance of the SVB March 2021 Note and the SCI June 2021 Note and $1.7 million in proceeds from common stock options exercised. This was partially offset by $1.3 million in repayments of finance lease obligations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Commitments and Contingencies

We have no material changes to our commitments and contingencies as of June 30, 2022 as disclosed in the contractual obligations and commitment section in our audited consolidated financial statements as of December 31, 2021 included within our Form S-1/A.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported income (loss) generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

For a discussion of our critical accounting policies, see “Management’s discussion and analysis of financial condition and results of operations of SoundHound” in our most recently filed Form S-1/A, and the notes to the consolidated financial statements appearing in the Form S-1/A as of December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2022 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

Not required for smaller reporting companies. However, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our current report on Form 8-K, which was originally filed with the SEC on May 2, 2022 and amended by Amendment No. 1 to Current Report on Form 8-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period covered by this Quarterly Report that were not either registered under the Securities Act or were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company

Item 3. Defaults Upon Senior Securities

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

SOUNDHOUND AI, INC

Date: August 12, 2022	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)