Form 10-Q
period 2022-09-30
SOUNDHOUND AI, INC.
filed 2022-11-14
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 10, 2022, there were 157,517,926 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 40,396,600 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	3

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION		58

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

SIGNATURES		60
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report”) of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound AI,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our amendment to our current report on Form 8-K, which was originally filed with the SEC on May 2, 2022 and amended by Amendment No. 1 to Current Report on Form 8-K (collectively referred to as the “Form 8-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:
•the ability to maintain the listing of SoundHound AI Class A Common Stock on the Nasdaq Global Market;
•execution of our business strategy, including launching new product offerings and expanding information and technology capabilities;
•our market opportunity and our ability to acquire new customers and retain existing customers;
•the timing and impact of our growth initiatives on our future financial performance;
•the ability to recognize the anticipated benefits of our recent business combination, which may be affected by, among other things, competition and the ability of SoundHound AI to manage its growth;
•the ability of SoundHound AI to protect intellectual property and trade secrets;
•the ability to obtain additional capital, including equity or debt financing;
•changes in applicable laws or regulations and extensive and evolving government regulations that impact the Company’s operations and business;
•the ability to attract or maintain a qualified workforce;
•level of product service failures that could lead SoundHound AI customers to use competitors’ services;
•investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to our AI technology;
•the effects of the COVID-19 pandemic or any similar public health developments on SoundHound AI’s business;
•risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
•the possibility that SoundHound AI may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described under the section titled “Risk Factors” of our Form 8-K.
ii

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
iii

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$33,412	$21,626
Restricted cash equivalents	—	460
Accounts receivable, net of allowances of $109 as of September 30, 2022 and December 31, 2021	2,789	2,060
Prepaid expenses	3,774	1,276
Debt issuance cost	122	1,132
Contract assets	1,407	54
Other current assets	861	863
Total current assets	42,365	27,471
Restricted cash equivalents, non-current	230	736
Right-of-use assets	8,833	10,291
Property and equipment, net	4,146	6,155
Deferred tax asset	2,169	2,169
Debt issuance cost	204	—
Deferred offering costs	—	1,264
Contract assets, non-current	4,823	—
Other assets	1,071	1,117
Total assets	$63,841	$49,203

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,894	$3,760
Accrued liabilities	7,242	7,298
Operating lease liabilities	3,281	3,281
Finance lease liabilities	179	1,301
Income tax liability	2,858	2,737
Deferred revenue	5,312	6,042
Convertible note	—	29,868
Derivative liability	—	3,488
Notes payable	16,533	29,964
Total current liabilities	38,299	87,739

Operating lease liabilities, net of current portion	6,236	8,611
Financing lease liabilities, net of current portion	168	292
Deferred revenue, net of current portion	8,874	14,959
Notes payable, net of current portion	22,508	—
Other liabilities	2,133	1,336
Total liabilities	78,218	112,937
Commitments and contingencies (Note 7)

Legacy SoundHound redeemable convertible preferred stock; $0.0001 par value; 0 and 146,218,514 shares authorized; 0 and 106,949,326 shares issued and outstanding, liquidation preference of $0 and $284,826 as of September 30, 2022 and December 31, 2021, respectively	—	279,503
Stockholders’ deficit:
Legacy SoundHound Common Stock, $0.0001 par value; 250,030,433 shares authorized; 0 and 68,258,556 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	1
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 157,296,065 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	16	—
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 40,396,600 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	—
Additional paid-in capital	457,025	43,491
Accumulated deficit	(471,422)	(386,729)
Total stockholders’ deficit	(14,377)	(343,237)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$63,841	$49,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$11,186	$4,028	$21,628	$16,046
Operating expenses:
Cost of revenues	2,583	1,657	6,844	4,878
Sales and marketing	6,672	1,175	13,623	3,259
Research and development	19,352	14,344	54,864	42,810
General and administrative	9,587	4,022	22,952	11,387
Total operating expenses	38,194	21,198	98,283	62,334
Loss from operations	(27,008)	(17,170)	(76,655)	(46,288)

Other expense, net:
Interest expense	(1,166)	(2,683)	(5,715)	(5,725)
Other income (expense), net	116	(2,738)	(718)	(4,280)
Total other expense, net	(1,050)	(5,421)	(6,433)	(10,005)
Loss before provision for income taxes	(28,058)	(22,591)	(83,088)	(56,293)
Provision for income taxes	864	1,190	1,605	1,400
Net loss	(28,922)	(23,781)	(84,693)	(57,693)
Other comprehensive gain:
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	1
Comprehensive loss	$(28,922)	$(23,781)	$(84,693)	$(57,692)

Net loss per share:
Basic and diluted	$(0.15)	$(0.35)	$(0.59)	$(0.86)

Weighted-average common shares outstanding:
Basic and diluted	197,006,980	67,718,940	143,338,517	67,021,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended September 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$—	—	$—	156,266,549	$16	40,396,600	$4	$447,136	$—	$(442,500)	$4,656
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	514,931	—	—	—	716	—	—	716
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	514,585	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	9,173	—	—	9,173
Net loss	—	—	—	—	—	—	—	—	—	—	(28,922)	(28,922)

Balance as of September 30, 2022	—	$—	—	$—	157,296,065	$16	40,396,600	$4	$457,025	$—	$(471,422)	$(14,377)

Three Months Ended September 30, 2021
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	106,303,970	$273,687	67,633,891	$1	—	$—	—	$—	$39,084	$—	$(341,101)	$(302,016)
Issuance of common stock upon exercise of stock options	—	—	212,297	—	—	—	—	—	234	—	—	234
Stock-based compensation	—	—	—	—	—	—	—	—	1,315	—	—	1,315
Net loss	—	—	—	—	—	—	—		—	—	(23,781)	(23,781)

Balance as of September 30, 2021	106,303,970	$273,687	67,846,188	$1	—	$—	—	$—	$40,633	$—	$(364,882)	$(324,248)

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands, except share and per share data)
(Unaudited)

Nine Months Ended September 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	19,248,537	$279,503	12,280,051	$1	—	$—	—	$—	$43,491	$—	$(386,729)	$(343,237)
Retroactive application of Business Combination (Note 3)	87,700,789	(279,503)	55,978,505	(1)	—	—	—	—	279,504	—	—	279,503
Adjusted balance, beginning of period	106,949,326	—	68,258,556	—	—	—	—	—	322,995	—	(386,729)	(63,734)
Issuance of common stock upon exercise of stock options	—	—	2,582,535	—	—	—	—	—	2,840	—	—	2,840
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	20,239	—	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	—	(73,561,334)	—	140,114,060	14	40,396,600	4	(18)	—	—	—
PIPE financing	—	—	—	—	11,300,000	1	—	—	86,584	—	—	86,585
Issuance of Class A common shares pursuant to the Business Combination	—	—	—	—	4,693,050	1	—	—	4,105	—	—	4,106
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	557,030	—	—	—	780	—	—	780
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	631,925	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	19,500	—	—	19,500
Net loss	—	—	—	—	—	—	—	—	—	—	(84,693)	(84,693)

Balance as of September 30, 2022	—	$—	—	$—	157,296,065	$16	40,396,600	$4	$457,025	$—	$(471,422)	$(14,377)

Nine Months Ended September 30, 2021
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	19,132,387	$273,687	11,818,761	$1	—	$—	—	$—	$30,836	$(1)	$(307,189)	$(276,353)
Retroactive application of Business Combination (Note 3)	87,171,583	—	53,849,015	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	106,303,970	273,687	65,667,776	1	—	—	—	—	30,836	(1)	(307,189)	(276,353)
Issuance of common stock upon exercise of stock options	—	—	2,178,412	—	—	—	—	—	1,906	—	—	1,906
Issuance of common stock warrants	—	—	—	—	—	—	—	—	3,842	—	—	3,842
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	4,049	—	—	4,049
Net loss	—	—	—	—	—	—	—		—	—	(57,693)	(57,693)

Balance as of September 30, 2021	106,303,970	$273,687	67,846,188	$1	—	$—	—	$—	$40,633	$—	$(364,882)	$(324,248)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(84,693)	$(57,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,197	4,169
Stock-based compensation	19,500	4,049
Change in fair value of derivative and warrant liability	606	3,791
Amortization of debt issuance cost	2,237	2,953
Non-cash lease amortization	2,168	2,412
Deferred income taxes	—	1,035
Changes in operating assets and liabilities:
Accounts receivable, net	(729)	(2,061)
Prepaid expenses	(2,498)	(75)
Other current assets	2	(552)
Contract assets	(6,176)	—
Other assets	46	(222)
Accounts payable	398	(32)
Accrued liabilities	1,440	1,724
Operating lease liabilities	(3,085)	(2,710)
Deferred revenue	(6,815)	(7,138)
Other liabilities	797	(747)
Net cash used in operating activities	(73,605)	(51,097)

Cash flows from investing activities:
Purchases of property and equipment	(1,188)	(234)
Net cash used in investing activities	(1,188)	(234)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance cost	—	5,044
Proceeds from note payable, net of issuance cost	—	29,833
Proceeds from the issuance of common stock upon exercise of options	3,620	1,906
Proceeds from Business Combination and PIPE, net of transaction costs	90,689	—
Payments on notes payable	(7,450)	—
Payments on finance leases	(1,246)	(1,885)
Net cash provided by financing activities	85,613	34,898
Net change in cash, cash equivalents, and restricted cash equivalents	10,820	(16,433)
Cash, cash equivalents, and restricted cash equivalents, beginning of period	22,822	44,982
Cash, cash equivalents, and restricted cash equivalents, end of period	$33,642	$28,549

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$33,412	$27,259
Current portion of restricted cash equivalents	—	230
Non-current portion of restricted cash equivalents	230	1,060
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$33,642	$28,549

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,302	$1,475
Cash paid for income taxes	$787	$260

Noncash investing and financing activities
Operating lease liabilities and right-of-use assets through adoption of ASC 842	$—	$11,428
Conversion of convertible note into common stock pursuant to Business Combination	$20,239	$—
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$279,503	$—
Debt discount through issuance of common stock warrants	$—	$3,842
Operating lease liabilities arising from obtaining right-of-use assets	$650	$3,422
Property and equipment acquired under finance leases or debt	$—	$650
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
Legacy SoundHound determined that it was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. The determination was primarily based on the following facts:
•Former Legacy SoundHound stockholders have a controlling voting interest in the Company;
•The Company’s board of directors immediately after the closing of the Business Combination was comprised of five board members, primarily from the board of directors of Legacy SoundHound; and
•Legacy SoundHound’s management continues to hold executive management roles for the Company following the Business Combination and are responsible for the day-to-day operations.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $28.9 million and $84.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company had an accumulated deficit of $471.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future primarily as a result of research and development activities. The Company has historically funded its operations primarily through equity or debt financings.
Total cash and cash equivalents on hand as of September 30, 2022 was $33.4 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek additional funding through debt or equity financing arrangements (e.g., Equity Line of Credit ("ELOC") (see Note 19)), implement incremental expense reduction measures or a combination thereof to continue financing its operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Further, inflation has risen significantly worldwide and the United States has recently experienced historically high levels of inflation. This inflation and government efforts to combat inflation, such as recent and future significant increases to benchmark interest rates and other related monetary policies, have and could continue to increase market volatility and have an adverse effect on the domestic and international financial markets and general economic conditions.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements as filed in the Company’s Form 8-K, which was originally filed with the SEC on May 2, 2022 and amended by Amendment No. 1 to Current Report on Form 8-K, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period.
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
We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the three and nine months ended September 30, 2022, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.1 million and $0.4 million, respectively, in the condensed consolidated statements of operations and comprehensive loss as other income (expense), net. During the three and nine months ended September 30, 2021, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.3 million and $0.5 million, respectively, in the condensed consolidated statements of operations and comprehensive loss as other income (expense), net.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concentrations of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company regularly monitors its credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss.
As of September 30, 2022, accounts receivable balances due from two customers collectively totaled 65% of the Company’s condensed consolidated accounts receivable balance. As of December 31, 2021, accounts receivable balances due from five customers collectively totaled 86% of the Company’s condensed consolidated accounts receivable balance.
For the nine months ended September 30, 2022, the Company had four customers that accounted for 77% of revenue, and for the nine months ended September 30, 2021, the Company had two customers that accounted for 57% of revenue.
For the three months ended September 30, 2022, the Company had one customer that accounted for 63% of revenue, and for the three months ended September 30, 2021, the Company had three customers that accounted for 50% of revenue.
Equity Issuance Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. On April 26, 2022, upon closing of the Business Combination, the Company offset equity proceeds by $4.1 million of deferred offering costs.
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
(i)Identification of the contract(s) with a customer;
(ii)Identification of the performance obligations in the contract;
(iii)Determination of the transaction price, including the constraint on variable consideration;
(iv)Allocation of the transaction price to the performance obligations in the contract; and
(v)Recognition of revenue when, or as, performance obligations are satisfied.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. There has been no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2022.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Measurements
The Company defines fair value as the exchange price that would be received from an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company follows a three-level valuation hierarchy for disclosure of fair value measurements as follows:
•Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
•Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
conditions are removed or lapse. Since the occurrence of a deemed liquidation event was not probable, the carrying values of the shares of Legacy SoundHound Preferred Stock were not being accreted to their redemption values.
As a result of the Business Combination, the shares of Legacy SoundHound Preferred Stock outstanding immediately prior to the effective time of the Business Combination (the “Effective Time”) were converted into 106,949,326 shares of the Company’s Class A Common Stock. Refer to Note 11 for further information.
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
Recent Accounting Pronouncement — Adopted
From time to time, new accounting pronouncements, or Accounting Standards Updates, are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. During the nine months ended September 30, 2022, no additional accounting pronouncements were adopted. Refer to Note 2 of our audited consolidated financial statements for the fiscal year ended December 31, 2021 contained within the Company’s Form S-1/A filed July 13, 2022 for a complete list of adopted accounting pronouncements. We have described the key accounted pronouncements below:
In February 2016, FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 aims to increase transparency and comparability among organizations by

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2021:
•Operating lease liabilities of approximately $11.4 million, which represent the present value of the remaining lease payments, as of the date of adoption, discounted using the Company’s incremental borrowing rate on a lease-by-lease basis, and
•Operating lease ROU assets of approximately $9.8 million which represent the operating lease liabilities of $11.4 million, adjusted for (1) deferred rent of approximately $0.8 million, (2) lease incentives or tenant improvement allowance of $1.1 million and (3) prepaid rent of $0.3 million.
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
(Unaudited)
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
3. BUSINESS COMBINATION
As discussed in Note 1, on April 26, 2022, the Business Combination was consummated. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of capital stock consisting of 455,000,000 shares of Class A Common Stock, 44,000,000 shares of Class B Common Stock, and 1,000,000 shares of preferred stock. All stock has a par value of $0.0001 per share. The holders of Class A Common Stock are entitled to one vote for each share of Class A Common Stock held. The holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval. No shares of preferred stock were issued and outstanding as of September 30, 2022.
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
An aggregate of 12,767,950 shares of Class A Common Stock sold in ATSP’s initial public offering (the “public shares”) exercised their rights to redemption. The redemption right provided holders the right to have their shares redeemed for a pro rata portion of the trust account holding the proceeds from ATSP’s initial public offering. The value of the shares is calculated as of two (2) business days prior to the date of the Special Meeting, which was $10.00 per share, or $127.7 million in the aggregate.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In connection with the Merger Agreement, ATSP entered into subscription agreements (collectively, the “Subscription Agreements”) with certain accredited investors (the “Subscribers”). Pursuant to the Subscription Agreements, the Subscribers agreed to purchase, and ATSP agreed to sell to the Subscribers, an aggregate of 11,300,000 shares of Class A Common Stock (“PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $113.0 million (the “PIPE Investment”). The PIPE shares are identical to the shares of Class A Common Stock that were held by the ATSP’s public stockholders at the time of the Closing, except that the PIPE Shares were not entitled to any redemption rights. The sale of PIPE Shares was consummated concurrently with the Closing.
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, ATSP was treated as the “acquired” company for financial reporting purposes (See Note 1). The net assets of Legacy SoundHound were stated at historical cost, with no goodwill or other intangible assets recorded.
In accounting for the Business Combination and after redemptions, net proceeds received by the Company totaled $90.7 million. The table below shows the total net proceeds from the Business Combination and the PIPE Investment (in thousands):

Cash - ATSP trust and cash (net of redemption)	$5,357
Cash - PIPE Investment	113,000
Less: transaction costs	(27,668)
Net proceeds from Business Combination and PIPE Investment	$90,689
Relating to the consummation of the Business Combination, the Company incurred $27.7 million in total transaction costs consisting of direct legal, accounting and other fees. $4.1 million of Legacy SoundHound transaction costs specific and directly attributable to the Business Combination were initially capitalized as deferred offering costs on the condensed consolidated balance sheets. Total transaction expenses were recorded as an offset against proceeds received on the closing of the Business Combination, accounted for as additional paid-in capital.
The amount recorded to additional paid-in-capital was comprised of $86.6 million net proceeds from the PIPE investment and $4.1 million after net redemptions of ATSP shareholders.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs and percentage of completion based on input and output measures. During the three months ended September 30, 2022, $0.4 million of professional service revenue was recognized over time, with the remaining $0.3 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the nine months ended September 30, 2022, $1.2 million of professional service revenue was recognized over time, with the remaining $1.4 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
volume discount and contract type, in instances where the SSP is not directly observable, the Company estimates SSP by considering the following factors:
•Costs of developing and supplying each performance obligation;
•Industry standards;
•Major product groupings; and
•Gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists.
These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.
For the three and nine months ended September 30, 2022 and 2021, revenues under each performance obligation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hosted services	$4,878	$3,170	$12,672	$9,680
Professional services	694	591	2,644	5,329
Monetization	225	267	652	1,037
Licensing	5,389	—	5,660	—
Total	$11,186	$4,028	$21,628	$16,046
For the three and nine months ended September 30, 2022 and 2021, the disaggregated revenue by geographic location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$2,654	$1,283	$5,901	$3,586
Japan	925	921	2,775	2,875
Germany	1,070	817	2,897	7,034
France	650	506	2,947	899
Korea	5,751	320	6,403	1,180
Other	136	181	705	472
Total	$11,186	$4,028	$21,628	$16,046

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and nine months ended September 30, 2022 and 2021, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over time revenue	$5,251	$3,611	$13,852	$10,513
Point-in-time	5,935	417	7,776	5,533
Total	$11,186	$4,028	$21,628	$16,046
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenue is derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenue from Product Royalties is based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenue is generated through Houndified Services, which include customer services, food ordering, content, appointments, and voice commerce. Subscription revenue is derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenue from Monetization is generated from the SoundHound music identification app and is primarily attributable to user ad impression revenue. For the three and nine months ended September 30, 2022 and 2021, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product royalties	$10,265	$3,380	$19,534	$13,833
Service subscriptions	696	381	1,442	1,176
Monetization	225	267	652	1,037
Total	$11,186	$4,028	$21,628	$16,046
Contract Balances
The Company performs its obligations under a contract with a customer by licensing access to software or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset, or a contract liability. During the three and nine months ended September 30, 2022, we recognized $5.3 million of licensing revenue from our Houndify Edge solution, which we delivered to a customer during the three months ended September 30, 2022, related to minimum guarantee units to be utilized over the life of the contract and resulted in a corresponding increase in our Contract assets balance. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenue recognized included in the balances of the deferred revenue at the beginning of the reporting period during three and nine months ended September 30, 2022, was $2.0 million and $5.4 million, respectively, as compared to $2.3 million and $7.4 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $23.4 million. Given the applicable contract terms, $10.4 million is expected to be recognized as revenue within one year, $9.6 million is expected to be recognized between two to five years and the remainder of $3.4 million is expected to be recognized after five years. This amount does not include contracts to which the customer is not committed, contracts for which

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
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
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$20,947	$20,571
Software and voice recordings	9,271	8,687
Leasehold improvements	3,850	3,567
Furniture and fixtures	765	729
Total property and equipment, at cost	34,833	33,554
Less: accumulated depreciation and amortization	(30,687)	(27,399)
Total property and equipment, net	$4,146	$6,155
Property and equipment, net includes assets under finance lease obligations (see Note 14 for additional information) with an aggregate cost of approximately $0.9 million and $7.0 million as of September 30, 2022 and December 31, 2021, respectively, and accumulated depreciation of approximately $0.4 million and $4.3 million as of September 30, 2022 and December 31, 2021, respectively. Depreciation and amortization expense totaled approximately $0.9 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.3 million and $4.2 million for the three and nine months ended September 30, 2021, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. ACCRUED LIABILITIES
Accrued liabilities on the condensed consolidated balance sheets was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation expenses	$5,536	$3,802
Accrued interest	230	1,369
Accrued vendor payables	1,256	1,109
Accrued professional services	155	934
Other accrued liabilities	65	84
	$7,242	$7,298
7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of September 30, 2022 (in thousands):

Remainder of 2022	$1,000
2023	7,000
2024	11,000
2025	14,000
2026	16,000
Thereafter	48,000
Total	$97,000
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
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.1 million as of September 30, 2022 and December 31, 2021.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. WARRANTS
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the Legacy SoundHound warrants outstanding and corresponding strike price prior to April 26, 2022 to give effect to the Conversion Ratio used to determine the number of shares of common stock into which they were converted.
Series C Warrants
In connection with the issuance of the April 2013 Note and November 2013 Note, the Company issued detachable warrants to purchase 248,408 and 496,827 shares of Legacy SoundHound Series C Preferred Stock (“Series C Warrants”), respectively, at $1.21 per share to the lenders, which were immediately exercisable. In December 2021, all outstanding 745,235 shares of warrants related to April 2013 Note and November 2013 were net exercised, leading to a net issuance of 645,356 shares of Legacy SoundHound Series C Preferred Stock. As of September 30, 2022 and December 31, 2021, the fair value of the warrant liability was $0.
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
The Company recorded the warrants initially at fair value (see Note 10 for additional information) as paid-in-capital on the condensed consolidated balance sheets based on the allocation of its relative fair value of the debt proceeds. See Note 10 for additional information on the fair value calculation. The fair value in relation to the SVB March 2021 Note was allocated to the notes as a discount. The fair value in relation to the SCI June 2021 Note was capitalized as an asset, as the underlying debt bears similarity to a revolving commitment. As the warrants were classified as equity, they are not subject to remeasurement at the end of each reporting period. The initial allocated fair value of the warrants as of March 31, 2021 and June 14, 2021 was $2.3 million and $1.5 million, respectively. The warrants had a ten-year expiration date from the applicable closing date of March 2031 and June 2031, respectively.
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
Subsequent to the closing of the Business Combination, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock. As of September 30, 2022, there were 3,457,996 Public Warrants issued and outstanding.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
9. CONVERTIBLE NOTE AND NOTES PAYABLE
SNAP June 2020 Note
In June 2020, the Company issued a promissory note, the SNAP June 2020 Note, to a Lender in exchange for $15.0 million in cash proceeds. This note has an annual interest rate of 5% and a maturity date of June 26, 2022, if not converted earlier pursuant to conversion terms and change in control events as described below. All unpaid interest and principal are due and payable upon request of the Lender on or after the SNAP June 2020 Note’s maturity date.
The outstanding principal balance and unpaid accrued interest of the SNAP June 2020 Note are convertible pursuant to the following terms (“SNAP June 2020 Note Conversion Feature” or “Conversion Feature”): automatic conversion into equity shares in the next equity financing round (“SNAP June 2020 Note Qualified Financing,” or “Qualified Financing”) at a conversion price equal to either (a) the lowest cash price per share paid by investors in such qualified financing (which will reflect at least a 20% discount to the price per share paid by other investors purchasing securities in additional closings), or (b) if there are no additional closings, 0.80 times the price per share paid by investors purchasing equity securities in the Qualified Financing. The SNAP June 2020 Note Qualified Financing shall be at least $30.0 million, which excludes the conversion of the SNAP June 2020 Note and any other indebtedness.
Furthermore, upon a change of control event, the Company shall settle the SNAP June 2020 Note in cash, pursuant to the following terms (“Redemption Feature”):
•200% of the then outstanding principal amount of the respective note plus any unpaid accrued interest on the original principal of such note; and
•100% of the then outstanding principal amount of the respective note plus any unpaid accrued interest on the original principal of such note, provided that if the change of control transaction closes between the Company and the Lender or an affiliate of the Lender.
The Company evaluated whether the SNAP June 2020 Note contains embedded features that meet the definition of derivatives under ASC 815, Derivatives and Hedging. The Conversion Feature qualifies as a derivative as it continuously resets as the underlying stock price increases or decreases so as to provide a variable number of shares for a fixed value of equity to the holders at any conversion date. As such, the Conversion Feature is bifurcated and accounted for as a derivative liability to be remeasured at the end of each reporting period. The Company recorded the bifurcated Conversion Feature initially at fair value with the residual value being allocated to the SNAP June 2020 Note as a debt discount. The fair value of the Conversion Feature upon issuance in September 2020 was $2.5 million, which was recorded as a derivative liability on the Company’s condensed consolidated balance sheet. The Redemption Feature of the SNAP June 2020 Note does not meet the definition of a derivative. Therefore, the Redemption Feature is not bifurcated.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The total amount of debt discount at issuance for the SNAP June 2020 Note was $2.5 million. The Company amortized the aggregate debt discount using the effective interest method. The Company recognized total interest expense of $0.7 million associated with the SNAP June 2020 Note for the nine months ended September 30, 2022, out of which $0.4 million relates to the amortization of the debt discount. The Company recognized total interest expense of $0.5 million and $1.5 million associated with the SNAP June 2020 Note for the three and nine months ended September 30, 2021, respectively, out of which $0.3 million and $0.9 million relates to the amortization of the debt discount. The debt discount related to the SNAP June 2020 Note is amortized over the life of the instrument, beginning at note issuance and ending on April 26, 2022, the date on which the note was converted.
The SNAP June 2020 Note contains a conversion feature in which outstanding principal and any unpaid accrued interest automatically converts into equity securities. This conversion occurs when the Company issues and sells equity securities in a bona fide equity financing with total proceeds to the Company totaling more than $30.0 million, excluding the face value of the SNAP June 2020 Note (“SNAP June 2020 Note Qualified Financing”).
As a result of the Business Combination, on the Closing Date, the SNAP June 2020 Note conversion feature was triggered, as total proceeds from the Business Combination exceeded the minimum amount to qualify as a SNAP June 2020 Note Qualified Financing. As a result, on the Closing Date, all outstanding principal of $15.0 million and accrued interest of $1.4 million were converted into 368,384 shares of Class A Common Stock. In addition, the remaining debt discount of $0.2 million and related derivative liability with fair value of $4.1 million as of the Closing Date were extinguished.
The following table summarizes the unamortized debt discount, fair value of conversion feature, and accrued interest as of April 26, 2022 and December 31, 2021 (in thousands).

	April 26, 2022	December 31, 2021
Unamortized debt discount	$230	$657
Fair value of conversion feature	$4,094	$3,488
Accrued interest	$1,375	$1,136
Accrued interest is included in accrued liabilities on the condensed consolidated balance sheets to reflect the classification of the SNAP June 2020 Note as short-term in nature on December 31, 2021.
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million along with the issuance of warrants to purchase 127,570 shares of Legacy SoundHound’s common stock. The warrant’s allocated fair value was $2.3 million at issuance. The SVB March 2021 Note also contains a final payment provision of $1.1 million. The warrants were recognized as a debt discount at issuance and recorded as a reduction of the debt balance under a relative fair value approach. The Company recorded the final payment as an increase to the principal balance and debt discount for the entire payment amount. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date (as defined below).
The loan bears interest at an annual rate equal to the greater of 9% or 5.75% above the Prime Rate. As of September 30, 2022, the interest rate was 12.0%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. The Company recorded stated interest expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 of $0.7 million and $2.1 million, respectively, of which $0.2 million remained unpaid as accrued interest at September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded interest expense of $0.7 million and $1.4 million, respectively, of which $0.2 million remained unpaid as accrued interest at September 30, 2021. The total amount of debt discount at issuance was $3.5 million. As of September 30, 2022 and December 31, 2021, the unamortized debt discount totaled $0.1 million and $1.1 million, respectively. During the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
three and nine months ended September 30, 2022, the Company recorded a nominal amount and $1.0 million in interest expense related to the debt discounts, respectively. During the three and nine months ended September 30, 2021, the Company recorded $0.8 million and $1.6 million in interest expense related to the debt discounts, respectively.
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
As a result of the Business Combination, the SNAP June 2020 Note converted on the Closing Date and the performance milestone was met, satisfying the requirements to extend the maturity date to September 1, 2024 Accordingly, the Company has classified $13.1 million of the balance as long-term and $12.0 million of the balance as short-term as of September 30, 2022 compared to the entirety of the balance as short-term as of December 31, 2021.
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions may be requested in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The SCI June 2021 Note also contains a final payment provision of 3.5% on each draw or $0.5 million in total. Additionally, warrants were issued alongside the convertible note to purchase 63,785 shares of Legacy SoundHound’s common stock. The warrant’s allocated fair value was $1.5 million at issuance. The Company recorded the final payment as an increase to the principal balance and debt discount for the entire payment amount upon each draw.
As the warrants and discounts of $2.2 million are directly attributable to the total commitment of $15.0 million, the Company has presented its unamortized debt issuance cost associated with this note as a current asset, recorded as debt issuance cost on the condensed consolidated balance sheets. The Company is amortizing the cost on a straight-line basis from the issuance date through the maturity date of May 31, 2025. The Company recorded a nominal amount and $0.8 million in interest expense related to the debt discounts during the three and nine months ended September 30, 2022, respectively, and $0.4 million and $0.6 million in interest expense related to the debt discounts during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the unamortized debt discount totaled $0.3 million and $1.1 million, respectively.
The loan bears interest at an annual rate equal to the greater of 9% or 5.75% above the Prime Rate. As of September 30, 2022, the interest rate was 12.0%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. The Company incurred and paid $0.4 million and $1.1 million in stated interest in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively, and $0.1 million in stated interest during both the three and nine months ended September 30, 2021.
The loan amortization date was June 1, 2022, with an opportunity for a six-month extension if certain performance milestones are met. The maturity date of the loan is the earlier of May 31, 2025 or when the SNAP June 2020 Note is either paid in full or matures on June 26, 2022. Upon mutual consent of the Company and its Agent, the outstanding principal amount of term loan advances may be converted into equity securities that are issued by SoundHound in an Initial Public Offering (“IPO”) or by a Special Purpose Acquisition Company (“SPAC”) during a private placement sale of SoundHound’s equity securities that closes substantially concurrently with the closing of a SPAC acquisition. If conversion occurs in connection with an IPO, the conversion of the principal amount shall be into the same class and series of equity securities for the initial price per security to the public sold in the IPO. If

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
conversion occurs in connection with a SPAC, the conversion of principal amount shall be into the equity securities purchased by other investors in the SPAC at the same share price and upon the same terms.
As a result of the Business Combination, the SNAP June 2020 Note converted into the Company’s securities on the Closing Date. As the SNAP June 2020 Note was not paid in full and did not mature on June 26, 2022 due to its conversion, the maturity date of the SCI June 2021 Note is May 31, 2025. Accordingly, the Company has classified $9.5 million of the balance as long-term and $4.6 million of the balance as short-term as of September 30, 2022 compared to the entirety of the balance as short-term as of December 31, 2021. Additionally, as the Company and its Agent did not mutually consent to the equity conversion that could have been triggered by the Business Combination, the conversion feature no longer existed subsequent to the Closing Date. As of September 30, 2022, the SCI June 2021 Note was classified as a note payable.
The below tables summarize the Company’s debt balances as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	SVB March 2021 Note	SCI June 2021 Note	Total
Notes payable	$12,000	$4,593	$16,593
Notes payable, net of current portion	13,050	9,479	22,529
Unamortized loan discount	(81)	—	(81)
Total	$24,969	$14,072	$39,041
Unamortized debt issuance cost recorded as an asset	$—	$326	$326

December 31, 2021
SVB March 2021 Note
Note payable, current portion	$31,050
Unamortized loan discount	(1,086)
Carrying value	$29,964

	December 31, 2021
	SNAP June 2020 Note	SCI June 2021 Note	Total
Convertible notes, current portion	$15,000	$15,525	$30,525
Unamortized loan discount	(657)	—	(657)
Total	$14,343	$15,525	$29,868
Unamortized debt issuance cost recorded as an asset	$—	$1,132	$1,132
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. FAIR VALUE MEASUREMENTS
The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$166	$—	$—
Total	$166	$—	$—

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,863	$—	$—
Liabilities:
Derivative liability	—	—	(3,488)
Total	$4,863	$—	$(3,488)
The fair values of the derivative liabilities were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy.
Series C Warrants (April 2013 and November 2013)
The Company revalued the Series C warrants as of September 30, 2021, resulting in a change in fair value of $1.8 million and $2.7 million during the three and nine months ended September 30, 2021, respectively. This change in fair value was recorded as a component of other income (expense), net, in the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company determined the fair value of the April 2013 Series C redeemable convertible preferred stock warrants using the Black-Scholes option-pricing model using the following assumptions:

September 30, 2021
Expected dividend rate	0%
Risk-free interest rate	0.26%
Expected volatility	44%
Expected term (in years)	1.89
Upon exercise in December 2021, the warrants were recorded as Series C Preferred Stock at their fair value of $5.8 million upon net share settlement.
Common Stock Warrants (SVB March 2021 Note and SCI June 2021 Note)
The Company issued common stock warrants in connection with the SVB March 2021 Note and SCI June 2021 Note (See Note 8 for additional information). The SVB March 2021 Note and SCI June 2021 Note warrants were

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
recorded based on the allocation of its relative fair value of the debt proceeds of $2.3 million and $1.5 million, respectively. The warrants were classified as equity instruments at inception with a corresponding discount recorded at issuance against the outstanding notes in connection with the SVB March 2021 Note or as an asset in connection with the SCI June 2021 Note. The common stock warrants are not subject to remeasurement at each subsequent balance sheet date due to their classification as equity instruments as they are considered indexed to the Company’s stock. The SVB March 2021 Note warrants expire in March 2031 and the SCI June 2021 Note warrants expire in June 2031.
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
Public and Private Common Stock Warrants
The Public Warrants and Private Warrants were issued prior to the Business Combination by ATSP. The Public Warrants and Private Warrants initially differed in classification, as the Public Warrants were considered equity instruments indexed to ATSP’s stock, while the Private Warrants were considered liability instruments. However, upon the Closing of the Business Combination, the Company modified its Private Warrants to be identical to its Public Warrants. At the time of conversion from a liability instrument to an equity instrument, the fair value of the Private Warrants was $0.1 million.
Following the Business Combination and as of September 30, 2022, both warrants are classified as equity instruments, as they are indexed to the Company’s stock. The common stock warrants are not subject to remeasurement at each subsequent balance sheet date due to their classification as equity instruments. Refer to Note 3 and Note 8 for further information on the Public Warrants and Private Warrants. The fair value of the Public Warrants and Private Warrants are measured using quoted market prices.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On April 26, 2022, the Closing of the Business Combination, the embedded derivative was valued at fair value which was equivalent to its intrinsic value. The embedded derivative had a fair value of $4.1 million. As the Closing of the Business Combination triggered the Conversion Feature contained within the SNAP June 2020 Note, therefore converting the note’s principal to equity, the embedded derivative associated with the note was extinguished. The Company recorded the remeasurement of derivative liabilities in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The fair value of the embedded derivative was recorded as additional paid-in capital upon extinguishment on the condensed consolidated balance sheet.
The following table summarizes the fair value remeasurement of the embedded derivative for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Remeasurement of conversion feature – loss	$—	$(640)	$(606)	$(1,090)
The following tables set forth a summary of changes in fair value of the Company’s derivative liability and warrant liability for which fair value was determined by Level 3 inputs (in thousands):

	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$2,380	$2,004
Change in fair value	1,090	2,701
Balance as of September 30, 2021	$3,470	$4,705

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Derivative Liability	Warrant Liability
Balance as of December 31, 2021	$3,488	$—
Change in fair value	606	—
Extinguishment of embedded derivative upon conversion of convertible note	(4,094)	—
Balance as of September 30, 2022	$—	$—
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2022. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.
11. PREFERRED STOCK
A summary of the Legacy SoundHound Preferred Stock authorized, issued and outstanding as of the date of the Business Combination is as follows:

	Shares Authorized	Shares Issued	Liquidation Preference	Carrying Value

Series A	19,106,048	19,106,048	$28,239	$4,967
Series B	33,702,134	33,702,134	66,360	11,038
Series C	5,687,525	5,687,525	38,163	11,837
Series C-1	4,436,090	4,436,090	89,298	16,061
Series D	20,258,299	20,258,299	527,992	85,648
Series D-1	8,418,535	8,418,535	277,812	49,957
Series D-2	8,418,530	8,418,530	277,811	49,949
Series D-3	6,922,165	6,922,165	276,887	50,046
Series D-3A	20,835,869	—	—	—
	127,785,195	106,949,326	$1,582,562	$279,503
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
Upon the consummation of the Business Combination, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The number of authorized shares of preferred stock may also be increased or decreased by the affirmative vote of the holders of a majority of the voting power of all the then-outstanding shares of capital stock of the Company entitled to vote thereon, without a separate vote of the holders of preferred stock. Any new series of preferred stock may be designated, fixed and determined as provided by the Board without approval of the holders of common stock or preferred stock. The preferred stock holders have the rights to elect one or more directors as per the Company’s restated certificate of incorporation. The Company has no preferred stock outstanding as of September 30, 2022.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
13. STOCK INCENTIVE PLANS
In April 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as a successor and continuation of the 2006 Plan. Under the 2016 Plan, the Company was permitted to grant awards of stock options and RSUs, as well as stock appreciation rights and other stock awards. During the year ended December 31, 2021, the Company amended the 2016 Plan to increase the number of shares of common stock reserved for issuance by 6,667,478 to an aggregate of 48,347,329. As of the Closing Date of the Business Combination, the Company no longer has shares available for issuance under the 2016 Plan.
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
On April 26, 2022, the stockholders of the Company approved the SoundHound AI, Inc. 2022 Incentive Award Plan (the “2022 Incentive Plan”)(collectively, with the 2006 Plan and the 2016 Plan, the “Plans”), which became effective upon the Closing. The Company initially reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
increase each year over a ten-year period. The Incentive Award Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the Incentive Award Plan Administrator determines are consistent with the purpose of the Incentive Award Plan and the interests of the Combined Company, or collectively, awards. As of September 30, 2022, the Company has 5,601,945 awards remaining for issuance.
On April 26, 2022, the stockholders of the Company approved the SoundHound AI, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The first purchase period had not begun as of September 30, 2022. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
Option Activity
Stock option activity under the Plans was as follows for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (in Thousands)
Outstanding, December 31, 2021	30,361,405	$3.45	6.78	$168,923
Granted	391,619	6.17
Exercised	(3,139,565)	1.16		21,751
Forfeited or cancelled	(663,656)	4.51
Outstanding, September 30, 2022	26,949,803	$3.73	6.53	14,790
Exercisable, September 30, 2022	18,698,462	$2.83	5.66	14,511

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock option activity under the Plans was as follows for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (in Thousands)
Outstanding, December 31, 2020	28,772,180	$2.38	6.75	$36,987
Granted	5,203,804	6.84
Exercised	(2,178,412)	0.87		5,947
Forfeited or cancelled	(1,801,023)	3.11
Outstanding, September 30, 2021	29,996,549	$3.22	6.85	172,816
Exercisable, September 30, 2021	17,350,839	$2.06	5.22	119,390
Options exercised early are subject to the vesting provisions mentioned above, and any unvested shares are subject to repurchase at the original price upon termination of employment, death, or disability. There were no option exercises during the nine months ended September 30, 2022 or year ended December 31, 2021 that were subject to repurchase.
The total fair value of options vested was approximately $3.8 million and $7.2 million during the three and nine months ended September 30, 2022, respectively, as compared to $0.9 million and $2.9 million for the three and nine months ended September 30, 2021, respectively.
For the purpose of determining the estimated fair value of share-based payment awards issued in the form of stock options, the Company uses the Black-Scholes option-pricing model as permitted under the provisions for share-based payment awards.
The assumptions under the Black-Scholes option-pricing model and the weighted average calculated fair value of the options granted to employees during the nine-month periods ended September 30, 2022 and September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
Expected dividend yield	0%	0%
Expected volatility	51%	42%
Expected term (years)	5.88	6.01
Risk free interest rate	2.58%	1.11%
As of September 30, 2022, the unamortized expense related to outstanding options was $18.8 million. The weighted average remaining amortization period over which the balance as of September 30, 2022 is to be amortized is 2.54 years. No income tax benefit was recognized for this compensation expense in the condensed consolidated statements of operations and comprehensive loss, as the Company does not anticipate realizing any such benefit in the future.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted Stock Unit Activity
Restricted stock unit activity under the Plans was as follows for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	—	$—
Granted	15,802,990	5.02
Vested	(631,925)	3.79
Forfeited	(68,772)	9.77
Outstanding, September 30, 2022	15,102,293	$5.02
The Company assessed an accounting grant date on June 2, 2022 for the issuance of 2,310,000 RSUs, 870,000 Performance-Based RSUs and 770,000 Market-Based RSUs to certain named executives and other executive offers based on the approval of employment agreements by the Board of Directors or Compensation Committee as respectively authorized which contained the key terms of the equity award agreements.
The Company recorded stock-based compensation expense of $0.2 million related to Performance-Based RSUs during the three and nine months ended September 30, 2022. Unamortized expense related to Performance-Based RSUs was $7.3 million as of September 30, 2022.
To derive the fair value of Market-Based RSUs, the Company applies a Monte Carlo simulation to determine the grant date fair value. Stock-based compensation related to Market RSUs is recognized over the derived service period.
The assumptions under the Monte Carlo simulation model and the calculated fair value of the Market-Based RSUs granted to employees during the nine months ended September 30, 2022 were as follows:

September 30, 2022
Expected volatility	52%
Expected term (years)	4
Drift rate	2.9%
The weighted average grant date fair value of the Market-Based RSUs was $3.91. The Company recorded $0.6 million in stock-based compensation expense related to Market-Based RSUs during the three and nine months ended September 30, 2022. Unamortized expense related to Market-Based RSUs was $3.0 million as of September 30, 2022.
During the three and nine months ended September 30, 2022, the fair value of RSUs that vested was $2.7 million and $3.6 million, respectively. During the three and nine months ended September 30, 2022 the Company recorded $7.1 million and $11.6 million, respectively, of stock-based compensation related to RSUs. As of September 30, 2022, the unamortized expense related to RSUs was $56.8 million. The weighted average remaining amortization period over which the balance as of September 30, 2022 is to be amortized is 3.07 years. No income tax benefit was recognized for this compensation expense in the condensed consolidated statements of operations and comprehensive loss, as the Company does not anticipate realizing any such benefit in the future.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Employee Stock-Based Compensation
The Company’s founders held 7,270,503 of Legacy SoundHound common stock pre-conversion prior to the Business Combination. The founders exchanged their shares for Legacy SoundHound Class B common stock immediately prior to the closing of the business combination. Upon the Business Combination, the founders exchanged their Legacy SoundHound Class B shares in exchange for 40,396,600 shares of Class B Common Stock according to the Conversion Ratio. As the Class B Common Stock shares have ten votes per share, the exchange resulted in incremental stock-based compensation expense of $1.0 million which is included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss for the nine month period ended September 30, 2022.
During the three and nine months ended September 30, 2022, the Company’s stock compensation expense was $9.2 million and $19.5 million, respectively, as compared to $1.3 million and $4.0 million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation is classified in the following operating expense accounts on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$57	$—	$68	$—
Sales and marketing	1,077	92	1,873	294
Research and development	4,668	943	9,011	2,939
General and administrative	3,371	280	8,548	816
Total	$9,173	$1,315	$19,500	$4,049
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Aggregate non-cancelable future minimum lease payments under operating and finance leases were as follows as of September 30, 2022:

	Operating Lease	Financing Lease

Remainder of 2022	$939	$63
2023	3,688	189
2024	3,194	122
2025	875	12
2026	418	—
Thereafter	1,533	—
Total	10,647	386
Less: imputed interest	(1,130)	(39)
Present value of lease liabilities	9,517	347
Less: current portion	(3,281)	(179)
Lease liabilities, net of current portion	$6,236	$168
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$851	$790	$2,570	$2,466
Short-term lease cost	184	151	321	434
Financing lease cost:
Amortization of finance leased assets	170	623	946	1,912
Interest of lease liabilities	12	209	71	676
The table below presents additional information related to our leases as of September 30, 2022:

	Operating Lease	Financing Lease
Weighted average remaining lease term (years)	3.68	1.96
Weighted average discount rate	5.92%	10.61%
The Company’s total rent expense for the three and nine months ended September 30, 2022 was $1.0 million and $2.9 million, respectively. The Company’s total rent expense for the three and nine months ended September 30, 2021 was $0.9 million and $2.9 million, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss is comprised of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Other income (expense), net
Interest income	$186	$—	$225	$6
Change in fair value of derivative and warrant liability	—	(2,478)	(606)	(3,792)
Other expense, net	(70)	(260)	(337)	(494)
Total other income (expense), net	$116	$(2,738)	$(718)	$(4,280)
16. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss (in thousands)	$(28,922)	$(23,781)	$(84,693)	$(57,693)
Denominator:
Weighted average shares outstanding – basic and dilutive	197,006,980	67,718,940	143,338,517	67,021,176
Basic and diluted net loss per share	$(0.15)	$(0.35)	$(0.59)	$(0.86)
For the three and nine months ended September 30, 2022 and 2021, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2022 and 2021:

	As of September 30,
	2022	2021
Stock options	26,949,803	29,996,549
Restricted stock units (RSUs)	15,102,293	—
Series C warrants	—	745,235
Common stock warrants	3,665,996	1,063,214
Redeemable convertible preferred stock	—	106,303,970
Total	45,718,092	138,108,968

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
17. INCOME TAXES
The tax expense and the effective tax rate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(28,058)	$(22,591)	$(83,088)	$(56,293)
Income tax expense	864	1,190	1,605	1,400
Effective tax rate	(3.08)%	(5.27)%	(1.93)%	(2.49)%
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.
18. RELATED PARTY TRANSACTIONS
The Company entered into revenue contracts to perform professional services for certain companies who are also investors in the Company. These companies are holders of the Company’s Class A Common Stock. As a result of the Business Combination during the second quarter of 2022, each company's ownership interest in us was reduced to less than 5%. Consequently, considering all aspects of our relationships with the companies, as of June 30, 2022, we no longer consider the companies related parties. Below we provide our disclosures for transactions with the companies through June 30, 2022.
During the six months ended June 30, 2022, we recognized revenue from the companies of $5.2 million. During the three and nine months ended September 30, 2021, we recognized revenue from the companies of $1.6 million and $5.2 million, respectively. As of December 31, 2021, we had accounts receivable and deferred revenue balances related to the companies of $0.6 million and $15.2 million, respectively.
19. SUBSEQUENT EVENT
Equity Line of Credit
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A common stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. As of November 14, 2022, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares had not yet been declared effective. If declared effective and certain other conditions are met permitting the Commencement (as defined in the Common Stock Purchase Agreement) of the offering, the Company expects to utilize proceeds from the ELOC for working capital and other general corporate purposes.
After the Commencement, the Company will have the right from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Class A common stock as set forth in the Common Stock Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The Company will control the timing and amount of any sales of the Class A common stock to CFPI. Actual sales of shares to CFPI under the Common Stock Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, and the trading price of the Common Stock.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The purchase price of the shares that the Company elects to sell to CFPI pursuant to the Common Stock Purchase Agreement will be the volume weighted average price of the Common Stock during the applicable purchase date on which the Company has timely delivered written notice to CFPI directing it to purchase the shares under the Common Stock Purchase Agreement. The Company will receive 97% of the volume weighted average price of the Common Stock so sold.
In connection with the execution of the Common Stock Purchase Agreement, the Company issued CFPI 250,000 shares (the “Commitment Shares”) as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. Pursuant to a separate side letter agreement between the Company and CFPI, the Company and CFPI have agreed that if the net proceeds with respect to Commitment Shares either sold by CFPI by the 121st day after Commencement, subject to an extension under certain circumstances (the “True-Up Date”), or held by CFPI on the True-Up Date (based on the closing price of the Class A common stock on the Nasdaq Global Market on the trading day immediately prior to the True-Up Date), in the aggregate, are less than $1.0 million, the Company will pay to CFPI the difference between $1.0 million and the applicable net proceeds. Alternatively, in the event that such net proceeds exceed $1.0 million, CFPI will pay to the Company the difference between the applicable net proceeds and $1.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine month periods ended September 30, 2022 and 2021, together with related notes thereto, and our audited financial statements included in Form 8-K, which was originally filed with the SEC on May 2, 2022 and amended by Amendment No. 1 to Current Report on Form 8-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this the Form 10-Q, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this the Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.
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
SoundHound’s technology is live in production and at scale with companies around the globe, including Hyundai, Mercedes-Benz, Pandora, Deutsche Telekom, Snap, VIZIO, KIA and Stellantis. As a testament to its capabilities, the Houndify platform surpassed 1 billion annual queries in 2021. Additionally, traffic has experienced over 100% growth through the first three quarters of 2022, compared to the same period in 2021.
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
We believe that we offer a superior ecosystem, benefiting from our Collective AI product architecture along with offering customers definable privacy controls, which are becoming increasingly important in the industry of Voice AI. Additionally, there is no conflict of interest between us and our partners and customers as we do not compete with them (as some other Voice AI vendors do). We also offer edge and hybrid solutions. This means our technology can optionally run without a cloud connection for increased flexibility and privacy. Our focus is on delivering the most advanced Voice AI in the world and thus allowing our partners to differentiate and innovate their overall experiences for their brands.
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
Recent Developments
ATSP Merger
On November 15, 2021, Archimedes Tech SPAC Partners Co. (“ATSP”), SoundHound, Inc. (“Legacy SoundHound”) and ATSPC Merger Sub, Inc. (“Merger Sub”) entered into a merger agreement (“Merger Agreement”) pursuant to which Merger Sub merged with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation resulting in the reverse recapitalization of SoundHound (the “Business Combination”). The Business Combination was completed on April 26, 2022 (the “Closing”). In connection with the Closing of the Business Combination, the Company issued $113.0 million of securities in the PIPE investment. Upon the Closing of the Business Combination, ATSP changed its name to SoundHound AI, Inc.
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
Impact of COVID-19
As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. As a supplier to multiple industries, including the automotive industry, we are adversely impacted by the decline in the production of certain of our customers’ products in connection with the COVID-19 pandemic, including reductions in automotive production, chip shortages in the semiconductor industry and broader supply chain challenges across the globe. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. During the nine months ended September 30, 2021, the COVID-19 pandemic had an impact on our billings and revenue recognized from per unit royalties for Houndify Solutions and, although the impact during the three and nine months ended September 30, 2022 was not considered material, the extent of impact in future periods is not currently determinable. However, we expect billings to increase as car manufacturers continue to recover from delayed production due to the pandemic. Accordingly, it may not be indicative of future results and trends for reasons other than COVID-19 discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers.
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
Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business
SoundHound believes that its performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:
•Investments in Technology. Our business model since inception has been to invest significantly in our Houndify platform technology in the form of dedicated research and development. We will continue to invest in the development of our software platform to deliver consumers with continually improving value and delight. Our investments include continuous enhancements to our ASR and NLU models, investments in data to help refine and improve our underlying algorithms, and other costs to attract and retain a world-class technical workforce.
•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models that we believe will enhance value to customers, partners and shareholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. Additionally, as we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Our revenue consists of subscription revenue, royalties, and monetization revenues, which we consider recurring if our customer contract does not terminate the relationship and we continue to provide the customer with same or other services in the subsequent year. For example, if we perform a one-time non-recurring engineering project for a customer and that same customer engages with us afterwards for a Product Royalty contract, the revenue in both years, regardless of the specific service, would contribute towards our overall customer retention rate. By contrast, if SoundHound provides an annual subscription contract to a customer and that customer does not execute an agreement for services for the subsequent annual period, SoundHound would not consider that customer as retained. As determined on the foregoing basis, based on the number of customers to whom we provide services during one year compared to the prior year period, our customer retention rate as of September 30, 2022 was at least 80%.
•Cost of Revenues. The results of our business will depend in part on our ability to establish and increase our gross margins by scaling our business model and effectively managing our costs to produce our applications. Our revenue will be directly supported by data center investments in technology, both on premise and in the cloud. The associated workloads, along with supporting labor costs, will need to be managed effectively as we scale to improve our margins over time. Our Houndify platform is also powered by a library of over 100 content domains, including commonly used domains for points of interest, weather, flight status, sports and more.
•Seasonality. Our ability to accurately forecast demand for our technology could be negatively affected by many factors, including seasonal demand. We anticipate that we will experience fluctuations in customer and user demand based on seasonality. Given that we address markets across several different industry verticals, the associated overall seasonality impact to us may not be consistent year-to-year.
•Development of International Markets. We have rapidly expanded our capabilities and global reach. We have globalized our solution from 1 to 25 languages, with a roadmap of 39 languages and 114 acoustic variations. We view opportunities for conversational Voice AI to be global in reach, and we expect our growth to be fueled across multiple geographies.
•Industry Risks. In addition to the COVID-19 pandemic as addressed herein, the military conflict between Russia and Ukraine, which began on February 24, 2022, has had an adverse impact on the global economy and financial markets. Although our business has not been materially impacted by this ongoing military conflict, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial. Further, inflation has risen significantly worldwide and the United States has recently experienced historically high levels of inflation. This inflation and government efforts to combat inflation, such as recent and future significant increases to benchmark interest rates and other related monetary policies, have and could continue to increase market volatility and have an adverse effect on the domestic and international financial markets and general economic conditions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for the three and nine months ended September 30, 2022 and 2021.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $23.4 million as of September 30, 2022, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
We anticipate that we will experience fluctuations in our revenues from quarter-to-quarter due to a variety of factors, including the supply and demand of end user products such as automobiles, the size and success of our sales force and the number of users who are aware of and use our applications. See Note 4 to our unaudited condensed consolidated financial statements included within this Quarterly Report on Form 10-Q for more information.
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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenues	$11,186	$4,028	$7,158	178%
Operating expenses:
Cost of revenues	2,583	1,657	926	56%
Sales and marketing	6,672	1,175	5,497	468%
Research and development	19,352	14,344	5,008	35%
General and administrative	9,587	4,022	5,565	138%
Total operating expenses	38,194	21,198	16,996	80%
Loss from operations	(27,008)	(17,170)	(9,838)	57%

Other expense, net:
Interest expense	(1,166)	(2,683)	1,517	(57)%
Other income (expense), net	116	(2,738)	2,854	(104)%
Total other expense, net	(1,050)	(5,421)	4,371	(81)%
Loss before provision for income taxes	(28,058)	(22,591)	(5,467)	24%
Provision for income taxes	864	1,190	(326)	(27)%
Net loss	$(28,922)	$(23,781)	$(5,141)	22%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenues	$21,628	$16,046	$5,582	35%
Operating expenses:
Cost of revenues	6,844	4,878	1,966	40%
Sales and marketing	13,623	3,259	10,364	318%
Research and development	54,864	42,810	12,054	28%
General and administrative	22,952	11,387	11,565	102%
Total operating expenses	98,283	62,334	35,949	58%
Loss from operations	(76,655)	(46,288)	(30,367)	66%

Other expense, net:
Interest expense	(5,715)	(5,725)	10	—%
Other income (expense), net	(718)	(4,280)	3,562	(83)%
Total other expense, net	(6,433)	(10,005)	3,572	(36)%
Loss before provision for income taxes	(83,088)	(56,293)	(26,795)	48%
Provision for income taxes	1,605	1,400	205	15%
Net loss	$(84,693)	$(57,693)	$(27,000)	47%

Revenues
The following tables summarize our revenues by type and geographic regions for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Product royalties	$10,265	$3,380	$6,885	204%
Service subscriptions	696	381	315	83%
Monetization	225	267	(42)	(16)%
Total	$11,186	$4,028	$7,158	178%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Product royalties	$19,534	$13,833	$5,701	41%
Service subscriptions	1,442	1,176	266	23%
Monetization	652	1,037	(385)	(37)%
Total	$21,628	$16,046	$5,582	35%

	Three Months Ended September 30,		Change
	2022	2021	$	%
United States	$2,654	$1,283	$1,371	107%
Japan	925	921	4	0%
Germany	1,070	817	253	31%
France	650	506	144	28%
Korea	5,751	320	5,431	1697%
Other	136	181	(45)	(25)%
Total	$11,186	$4,028	$7,158	178%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
United States	$5,901	$3,586	$2,315	65%
Japan	2,775	2,875	(100)	(3)%
Germany	2,897	7,034	(4,137)	(59)%
France	2,947	899	2,048	228%
Korea	6,403	1,180	5,223	443%
Other	705	472	233	49%
Total	$21,628	$16,046	$5,582	35%
Total revenues increased by $7.2 million, or 178%, in the three months ended September 30, 2022 compared to the same period in 2021. The increase is primarily attributable to $5.3 million of licensing revenue from our Houndify Edge solution, which we delivered to a customer during the three months ended September 30, 2022, related to minimum guarantee units to be utilized over the life of the contract and resulted in a corresponding increase in our Contract assets balance. The increase in revenue is also due to a $1.7 million increase in hosted services during the three months ended September 30, 2022.

Total revenues increased by $5.6 million, or 35%, in the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily attributable to the $5.3 million of Houndify Edge licensing revenue and a $3.0 million increase in hosted services partially offset by a $2.7 million decrease in professional services during the nine months ended September 30, 2022. The decrease in professional services is primarily due to the recognition of $4.3 million in nonrecurring royalties revenue as a result of a contract modification to end a distinct professional service contract prior to completion with a customer in Germany during the nine months ended September 30, 2021.
In addition to the revenue growth experienced in Korea due to the $5.3 million Houndify Edge licensing agreement, we benefited from growth across the United States, France and other smaller foreign regions from scaling our Houndify Products with large automotive and device makers. We experienced additional revenue growth from Houndified Products in geographic regions of France and the United States of $0.1 million and $1.4 million, and $2.0 million and $2.3 million, respectively, during the three and nine months ended September 30, 2022 compared to the same periods in 2021. In France, our revenue increased due to distinct customization services sold to an existing large automotive company which also commenced production of our Houndified Product in their vehicles. In the United States, the increase is primarily attributable to an increase in royalties from one customer due to higher usage and hosting. Additionally, we experienced a $4.1 million decrease in revenue from Germany during the nine months ended September 30, 2022 compared to the same period in 2021. This was primarily due to a one-time contract modification to end a distinct professional service contract prior to completion during the nine months ended September 30, 2021. This customer was retained through ongoing hosting services. Revenue in both periods came principally from customers across the automotive and IoT sectors, with less significant amounts derived from other industry verticals.
Cost of Revenues
Cost of revenues increased by $0.9 million, or 56%, and $2.0 million, or 40%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases are primarily related to incurring additional data center and hosting costs due to system migrations in order to support our revenue growth. Gross margin increased to 77% during the three months ended September 30, 2022 compared to 59% during the same period in 2021 primarily due to increased margins on the Houndify Edge licensing agreement described above. Gross margin decreased to 68% during the nine months ended September 30, 2022 compared to 70% during the same period in 2021 primarily due to the one-time contract modification to end the distinct professional service contract prior to completion with a customer in Germany during the second quarter of 2021 offset by the increased margins on the Houndify Edge agreement described above. While our gross margin may continue to fluctuate in the near-term due to revenue contributions from varying product mixes, we expect it will stabilize as we continue to expand our revenue from subscriptions and monetization.
Research and Development
Research and development expenses increased by $5.0 million, or 35%, and $12.1 million, or 28%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This increase in research and development expenses was primarily related to our investment in technology and engineering and increasing our full-time engineer headcount by to ensure we remain at the forefront of innovation, while also helping to develop and scale new products and services. Research and development headcount increased by 13% and was accompanied by higher salaries and compensation packages for executive hires as well as an additional $3.7 million and $6.1 million of stock-based compensation expense in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Sales and Marketing
Sales and marketing expenses increased by $5.5 million, or 468%, and $10.4 million, or 318%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This increase is due to a 184% increase in sales and marketing headcount and increased program spend to support a greater investment in go-to-market strategies and customer engagement and drive growth in our revenue from subscriptions and monetization.
General and Administrative
General and administrative costs increased by $5.6 million, or 138%, and $11.6 million, or 102%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This increase represents investments in our human resources, finance and legal functions, including increased personnel-related expenses as we prepared and began to function as a public entity. General and administrative headcount increased by 83% and was accompanied by higher salaries and compensation packages for executive hires as well as an additional $3.1 million and $7.7 million of stock-based compensation expense in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Our expansion efforts, focused both on geographical reach and service compatibility, led to an increase of operational costs and resources incurred. Expenses related to the Business Combination also contributed to an increase in costs related to third-party specialists during the nine months ended September 30, 2022. In addition, an increase in other public readiness costs includes directors’ and officers’ insurance, capital markets advisory, accounting and legal support for SEC filings following the Business Combination. We also continued our efforts in reviewing and realigning our cost structure based on teams' evolving responsibilities. As a result, we shifted resources from research and development to general and administrative activities to better align with the investments being made to fuel the growth as we scale as a new public company.
Interest Expense
Interest expense decreased by $1.5 million, or 57%, in the three months ended September 30, 2022 compared to the same period in 2021. The decrease in interest expense was primarily attributable to the conversion of the promissory note issued in June 2020 (“SNAP June 2020 Note”). On April 26, 2022, all outstanding principal of $15.0 million and accrued interest of $1.4 million were converted into Class A Common Stock. As our debt balance significantly decreased in the second quarter of 2022, our interest expense and amortization of debt issuance costs have decreased as well. In addition, the Business Combination extended the SVB March 2021 Note’s maturity date, leading to a reduction in interest expense due to discounts being amortized over longer periods starting on April 26, 2022.
Interest expense decreased by a nominal amount in the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in interest expense was primarily attributable to the conversion of the SNAP June 2020 Note, as described above, and largely offset by the issuance of the SVB March 2021 Note and SCI June 2021 Note, resulting in $30.0 million and $15.0 million draws, respectively. These debt instruments were accompanied by the issuances of related common stock warrants, resulting in debt discounts to be amortized over the life of the instrument. The increase in our debt balance related to these draws in 2021 has led to increases in interest expense and amortization of debt issuance costs during the nine months ended September 30, 2022.
Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Interest income	$186	$—	$186	—%
Change in fair value of derivative and warrant liability	—	(2,478)	2,478	(100)%
Other expense, net	(70)	(260)	190	(73)%
	$116	$(2,738)	$2,854	(21)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Interest income	$225	$6	$219	3650%
Change in fair value of derivative and warrant liability	(606)	(3,792)	3,186	(84)%
Other expense, net	(337)	(494)	157	(32)%
	$(718)	$(4,280)	$3,562	(83)%
Change in Fair Value of Derivative and Warrant Liability
The losses attributable to the change in fair value of derivative and warrant liability decreased by $2.5 million, or 100%, and $3.2 million, or 84%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The changes were primarily attributable to $1.8 million and $2.7 million in losses, from the change in fair value of the warrant liability during the three and nine months ended September 30, 2021, respectively, as compared to no change in the fair value of the warrant liability during the three and nine months ended September 30, 2022, due to the exercise of Series C Warrants in December 2021, which extinguished the Company’s corresponding warrant liability.
The balance during the nine months ended September 30, 2022 solely reflects the change in fair value of the embedded derivative from the SNAP June 2020 Note. The fair value of the derivative liability decreased by $0.6 million during the nine months ended September 30, 2022, compared to decreases of $0.7 million and $1.1 million during the three and nine months ended September 30, 2021, respectively. The changes in fair value of the derivative liability represent corresponding gains or losses on the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in probability assumptions of a change in control or SPAC transaction.
Provision for Income Taxes
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Income tax expense	$864	$1,190	$(326)	(27)%	$1,605	$1,400	$205	15%
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
We had $33.4 million in cash and cash equivalents as of September 30, 2022. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek additional funding through debt or equity financing arrangements (e.g., Equity Line of Credit ("ELOC") (see Note 19)), implement incremental expense reduction measures or a combination thereof to continue financing its operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.
Equity Line of Credit
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A common stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. As of November 14, 2022, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares had not yet been declared effective. If declared effective and certain other conditions are met permitting the Commencement (as defined in the Common Stock Purchase Agreement) of the offering, the Company expects to utilize proceeds from the ELOC for working capital and other general corporate purposes.
After the Commencement, the Company will have the right from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Class A common stock as set forth in the Common Stock Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The Company will control the timing and amount of any sales of the Class A common stock to CFPI. Actual sales of shares to CFPI under the Common Stock Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, and the trading price of the Common Stock.
The purchase price of the shares that the Company elects to sell to CFPI pursuant to the Common Stock Purchase Agreement will be the volume weighted average price of the Common Stock during the applicable purchase date on which the Company has timely delivered written notice to CFPI directing it to purchase the shares under the Common Stock Purchase Agreement. The Company will receive 97% of the volume weighted average price of the Common Stock so sold.
In connection with the execution of the Common Stock Purchase Agreement, the Company issued CFPI 250,000 shares (the “Commitment Shares”) as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. Pursuant to a separate side letter agreement between the Company and CFPI, the Company and CFPI have agreed that if the net proceeds with respect to Commitment Shares either sold by CFPI by the 121st day after Commencement, subject to an extension under certain circumstances (the “True-Up Date”), or held by CFPI on the True-Up Date (based on the closing price of the Class A common stock on the Nasdaq Global Market on the trading day immediately prior to the True-Up Date), in the aggregate, are less than $1.0 million, the Company will pay to CFPI the difference between $1.0 million and the applicable net proceeds. Alternatively, in the event that such net proceeds exceed $1.0 million, CFPI will pay to the Company the difference between the applicable net proceeds and $1.0 million.
Contractual and Other Obligations
Because we expect to continue significantly increasing our investments in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. See Note 7 and Note 14 to our unaudited condensed consolidated financial statements included within this Quarterly Report on Form 10-Q for more information.
Debt Financing
Below are our material debt agreements as of September 30, 2022:
•SVB March 2021 — In March 2021, we entered into a loan and security agreement with a commercial bank to borrow $30.0 million (“SVB March 2021 Note”). In April 2022, the Company entered into a loan modification agreement, which extended the SVB March 2021 Note’s early maturity date from April 26, 2022 to May 26, 2022. As the SNAP June 2020 Note converted on April 26, 2022 the performance milestone was met and the SVB March 2021 Note’s maturity date was extended to September 1, 2024.
•SCI June 2021 Note — In June 2021, we issued a note pursuant to a loan and security agreement with a lender to borrow up to a commitment amount of $15.0 million in $5.0 million increments (“SCI June 2021 Note”). Through December 31, 2021, we had borrowed $15.0 million. The maturity date of the loan is May 31, 2025.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(73,605)	$(51,097)
Net cash used in investing activities	(1,188)	(234)
Net cash provided by financing activities	85,613	34,898
	$10,820	$(16,433)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $73.6 million during the nine months ended September 30, 2022 compared to $51.1 million during the nine months ended September 30, 2021. The $22.5 million increase in cash used in operating activities was primarily due to our increased net loss, adjusted for non-cash expenses, including stock-based compensation and depreciation and amortization, as well as an increase in our contract assets balance of $6.0 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $1.2 million during the nine months ended September 30, 2022 compared to $0.2 million during the nine months ended September 30, 2021. The $1.0 million increase in cash used in investing activities was driven by purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $85.6 million during the nine months ended September 30, 2022 compared to $34.9 million during the nine months ended September 30, 2021. The $50.7 million increase in cash provided by financing activities was primarily due to the $90.7 million in net proceeds from the Business Combination and a $1.7 million increase in proceeds from common stock options exercised during the nine months ended September 30, 2022. This was partially offset by net proceeds of $34.9 million from the issuance of the SVB March 2021 Note and the SCI June 2021 Note during the nine months ended September 30, 2021 and payments on our notes payable of $7.5 million during the nine months ended September 30, 2022.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Commitments and Contingencies
We have no material changes to our commitments and contingencies as of September 30, 2022 as disclosed in the contractual obligations and commitment section in our audited consolidated financial statements as of December 31, 2021 included within our Form S-1/A.
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
Item 4. Controls and Procedures.
(a)Evaluation of disclosure controls and procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2022 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
(b)Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOUNDHOUND AI, INC

Date: November 14, 2022	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)