Form 10-K
period 2022-12-31
SOUNDHOUND AI, INC.
filed 2023-03-28
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission file number: 001-40193
__________________________________
SOUNDHOUND AI, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	86-1286799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Betsy Ross Drive Santa Clara, CA	95054
(Address of Principal Executive Offices)	(Zip Code)
(408) 441-3200
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Common stock, par value $0.0001 per share	SOUN	The Nasdaq Stock Market LLC

Redeemable Warrants	SOUNW	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $2.68 for shares of the Registrant’s Class A common stock, was approximately $315.3 million.
As of March 23, 2023, there were 180,173,708 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 39,735,408 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SOUNDHOUND AI, INC.
FORM 10-K
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. Readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:
•execution of our business strategy, including launching new product offerings and expanding information and technology capabilities, particularly following our recent restructuring efforts;
•our market opportunity and our ability to acquire new customers and retain existing customers;
•the timing and impact of our growth initiatives on our future financial performance;
•our ability to protect intellectual property and trade secrets;
•the ability to obtain additional capital, including equity or debt financing, on terms that are acceptable to SoundHound, if at all, particularly in light of inflationary pressures and resulting increases in the cost of borrowing;
•changes in applicable laws or regulations and extensive and evolving government regulations that impact the Company’s operations and business;
•the ability to attract or maintain a qualified workforce, particularly following our recent restructuring efforts;
•level of product service failures that could lead our customers to use competitors’ services;
•investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to our AI technology;
•the effects of the COVID-19 pandemic or any similar public health developments on our business;
•risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
•the ability to maintain the listing of SoundHound Class A Common Stock on the Nasdaq Global Market;
•the possibility that SoundHound may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described under the section titled “Risk Factors” in this Annual Report.
These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and other sections of this Annual Report. You should thoroughly read this report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.
i

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
ii

Part I
Item 1. Business
Our Mission
SoundHound’s mission is to voice-enable the world with conversational intelligence through an independent AI platform enabling humans to interact with products and services like they interact with each other — by speaking naturally.
Company Overview
SoundHound is a leading innovator of conversational intelligence, offering an independent Voice AI platform that enables businesses across industries to deliver high quality conversational experiences to their customers. Built on proprietary Speech-to-Meaning® and Deep Meaning Understanding® technologies developed over the past 17 years, our advanced Voice AI platform provides exceptional speed and accuracy.
We envision a future where people interact with products on a daily basis through voice-enabled AI. Our technology provides a conversational voice-enabled user interface, allowing a more natural and more productive way of interacting with the products and services we use. SoundHound is also committed to enabling product creators to design, customize, differentiate, innovate, and monetize the voice interfaces to their own products and services, as opposed to outsourcing to a third-party assistant.
More often than not, we currently interact with voice-enabled third-party assistants using halted speech patterns, consciously dividing queries into limited, broken, and unnatural instructions. By contrast, using SoundHound, businesses can voice-enable their products so consumers can say things like, “Turn off the air conditioning and lower the windows,” while in their cars, “Find romantic comedies released in the last year,” while streaming on their TV, and even place food orders before arriving at a restaurant by talking to their cars, TVs, or other “internet of things” (“IoT”) devices. Additionally, SoundHound’s technology can address complex user queries such as, “Show me all restaurants within half a mile of the Space Needle that are open past 9pm on Wednesdays and have outdoor seating,” and follow-on qualifications such as “Okay, don’t show me anything with less than 3 stars or fast food.”
SoundHound’s technology is currently being used globally by customers that include Hyundai, Mercedes-Benz, Pandora, Snap, VIZIO, Square, Toast, Oracle, KIA, and Stellantis. We have seen significant inflection in customer adoption of our technology, as measured through activity on our Houndify platform, which surpassed 1 billion annual queries in 2021 and experienced over 85% growth during 2022. Our current customers, which in many cases have contractual obligations that average multiple years (often between three to five years), span multiple industries and geographies, and together have an estimated combined reach of over two billion end users. We consider our long-term customers our “partners” and, by growing these strategic relationships, SoundHound’s revenues have grown by more than 45% year over year each fiscal year over the past four years.
We support our customers by providing them access to Houndify® — an open-access platform that allows developers to leverage SoundHound’s Voice AI technology and a library of over 100 content domains, including commonly used domains for points of interest, weather, flight status, sports, and more. To ensure that our content domains continue to evolve and grow, our platform is built on our breakthrough Collective AI® — an architecture for connecting domain knowledge, which encourages collaboration and contribution among developers, is always learning, and is greater than the sum of its parts. This architecture allows us to improve the understanding capability of our platform super-linearly and even exponentially based on linear contributions because of how the domains interact with one another. They can be inter-connected and can learn from each other and, as developers contribute to the platform, its understanding capability can grow exponentially.
Our technology is backed by SoundHound’s investments in intellectual property, with over 120 patents granted and over 140 patents pending, spanning multiple fields including speech recognition, natural language, machine learning, monetization, and more. We have achieved this critical momentum in part thanks to a leadership team with deep expertise and proven ability to attract and retain talent.

Market Opportunity
A significant addressable market
To take advantage of opportunities created by the expansion of Voice AI, companies across industries are turning to independent providers with disruptive technology offerings to help them design and build custom voice assistants. The demand for Voice AI technology is growing exponentially as companies compete to lead the market with the best technology, excellent customer relationships, and greatest innovations.
Industry sources predict that 90% of new vehicles globally will have voice assistants by 2028 and that there will be 75 billion connected devices worldwide by 2025. The number of devices with their own voice assistant is expected to surpass the world’s population within four years.
Across industries, 94% of large companies expect to use Voice AI within two years, according to a Pindrop Security, Inc. study, indicating the imperative most companies feel to provide a voice user interface to their products and services.
Custom, branded voice assistants are allowing companies to improve their customer interactions at every touchpoint. In a recent study by Opus Research (sponsored by SoundHound), 77% of business leaders across eight industries stated that voice assistants drive value through improved customer support and 76% agreed that they help companies to control their brand identity and user experience. For those already employing a voice assistant, 81% are using the technology to improve customer service and 52% are using them for sales activity.
For the estimated 75 billion IoT devices in existence by 2025, we believe many of them won’t have the physical or economical room to add a keyboard or touch screen, but they can easily have a small, inexpensive microphone. With a microphone, companies can add Voice AI to their products, unleashing the full capabilities of the internet to their end users. Voice AI can bring these products “to life”, and convert IoT to AI IoT.
According to Juniper Research, the broader market for Voice AI transactions will exceed $160 billion by 2026, enabled by a growing need for Voice AI in many industries.
All these trends are adding up to exponential growth for Voice AI in a variety of markets, including IoT, automotive, retail, hospitality, enterprise, healthcare, contact center, and banking and finance.
Strategy
We believe that Voice AI is poised to be the next disruption in computing and the timing is right for our company and our vision.
Human-computer interfaces became popularized through computers offering a keyboard and mouse. After that came mobile devices with touch screens. We now have IoT devices with Voice AI. After the internet became mainstream, every company needed to have a website. After the mobile ecosystem became mature, every company needed to have a mobile strategy. We note that some very successful companies were created purely on the mobile ecosystem.
We believe the same concept will apply to the world of Voice AI where every company will need to have a strategy and there will exist success stories built on top of platforms like ours. These interfaces will co-exist: for example, mobile and touch screens did not completely replace computers with a keyboard and mouse, therefore Voice AI will also co-exist with computers and mobile. However, with billions of IoT devices that don’t have a keyboard or a mouse or a touch screen, voice will be the preferred or the only way to interact with these devices.
Our market position is strengthened by the significant technical barriers to entry that often face potential participants in the Voice AI space, reducing the likelihood that significant competitors will enter the market in the near term.
Technical Development
In 2005, when, as recent graduates from Stanford, our founders began envisioning a future where we would be talking to products just as we do other people. Inspired to make their vision a reality, the Company was founded with a simple and powerful mission: Add Voice AI to everything. To this day, the Company is still run by its original founding team.

SoundHound’s technology represents the evolution of several disruptive breakthroughs in voice-AI and sound recognition developed over the past 15+ years. Using innovative audio and music identification technology, in 2009, our founders launched the SoundHound music identification app. Since its inception, the app has received over 315 million downloads.
In parallel, the founding team worked in stealth on a fundamentally new technology — one that had the potential to revolutionize human-to-computer voice interaction. Up until then, all voice interactions relied on speech-to-text and then text-to-meaning. Our engineers knew that for a true voice engine to flourish, it needed to understand speech directly, just like humans do.
In 2015, SoundHound introduced the Houndify Voice AI platform incorporating breakthrough Speech-to-Meaning and Deep Meaning Understanding technologies, which, to SoundHound’s knowledge represented voice interaction technologies not yet broadly available at the time as its foundation.
In 2022, SoundHound introduced Dynamic Interaction™, a category-level breakthrough in conversational AI that raises the bar for human-computer interaction by not only recognizing and understanding speech, but also responding and acting in real-time. Where existing voice technology requires wake words and relies on turn-taking with awkward pauses to process requests, Dynamic Interaction uses the twin technologies of fragment parsing – which breaks speech down to partial-utterances and processes them in real-time – and full-duplex audio-visual integration to create an instantaneous, next-generation experience in human-computer interaction. Additionally, in March 2023, we unveiled a new product called "SoundHound Chat AI", which we believe will usher in a new phase of voice-enabled, conversational AI by combining the power of software engineering and machine learning generative AI.
SoundHound’s Vision
A typical reaction to SoundHound’s technology is “Wow! Even humans cannot do this.” This is the crux of our vision: Create a Voice AI platform that exceeds human capabilities and brings value and delight via an ecosystem of billions of products enhanced by innovation and monetization opportunities.
Computers are better than humans at computing, but they’re not always better than humans at performing certain tasks. For example, we used to easily beat computers in the game of chess, but now computers can even top grandmasters. When it comes to language understanding, the general perception is computers are not yet as good as humans. People talk using complex conversations with each other, but when they talk to voice assistants, they lower their expectations and use short, simple, keyword-based queries. We aim to change that by making computers better than humans in language understanding. As a result, SoundHound can make humans more productive and help make the world a better place.
To provide another example, if a user is looking for a restaurant, but anything other than Chinese (because they had Chinese food yesterday) they can ask the concierge of a hotel: “Show me restaurants, excluding Chinese”, and the concierge can point the customer in the right direction. But when talking to a typical voice assistant, users often don’t ask the question: “show me restaurants, excluding Chinese”, because they don’t expect that it will work. And in fact, most other voice assistants will offer Chinese restaurants when asked to show restaurants excluding Chinese. With SoundHound’s technology, users can ask even more complicated questions, such as: “show me Asian restaurants in San Francisco, excluding Chinese and Japanese, and only show the ones that have more than three stars and are open after 9:00 PM on Wednesdays.” In addition, users can follow up and ask it to refine the criteria such as “remove Korean and Vietnamese, sort by rating then by price, and only show the ones that are good for kids and have a patio.”
Additionally, through SoundHound's AI-driven restaurant voice ordering solution, SoundHound for Restaurants, automated voice technology can be deployed by any restaurant to take food and drink orders over the phone, via menu kiosks or at the drive-thru. Its sophisticated technology learns the menu of each business and can answer questions, accept modifications and even upsell, helping the restaurant process more orders quickly and efficiently.
Our vision further includes empowering billions of devices around the world using our technology, with innovation and monetization opportunities for the product creators that integrate the Houndify platform. It means product creators can not only use Voice AI to make their product better they can also generate incremental recurring revenues from customer interactions.

Our vision also places a high emphasis on user experience. Before monetization growth can occur, delivering value and delight to end users is paramount. As a result, the most effective monetizable interactions will be those that flow naturally based on context, create value for the end-user, and would not be perceived by users as intrusive advertisements.
We note that today’s voice assistants are far from being able to answer every question and perform every task, and our vision is long-term. However, we have already achieved superhuman capabilities in many of the domains that we have delivered to our customers.
Technology Breakthroughs
SoundHound’s momentum in the Voice AI market can, in large part, be attributed to our large number of technology breakthroughs. These are anchored by three important innovations: Speech-to-Meaning, Deep Meaning Understanding and Collective AI.
Speech-to-Meaning
Speech-to-Meaning refers to SoundHound’s ability to convert speech to meaning simultaneously and in real time. Most traditional approaches first convert speech to text, and then convert text to meaning. This approach can be both slower and less accurate. It’s slower because the two steps are done in sequence, and the additional processing time of the second step can be noticeable by the end user. It can also be less accurate because if the first step of speech to text makes a mistake, the resulting incorrect text is then sent to the second step, and the error further propagates.
Our development of Speech to Meaning technology was inspired by the human brain. As we listen to someone speaking, our brain does not convert speech to text, and then text to meaning. Instead, our brain converts speech to meaning simultaneously and in real time. With Speech-to-Meaning, as you speak to SoundHound’s technology, it performs both speech recognition and language understanding simultaneously, which results in faster response time and higher accuracy, because real-time language understanding can feed into the real-time speech recognizer as additional information to reduce errors.
Deep Meaning Understanding
Deep Meaning Understanding is our innovative approach to language understanding that allows our Voice AI platform to understand highly complex conversation.

For example it can understand: “Show me hotels in San Francisco that are less than $600, but not less than $300, are pet friendly, have a gym and a pool with at least three stars staying for two nights, and don’t include anything that doesn’t have Wi-Fi.”
A complex search like this will take many minutes to perform on a website with complex forms, but it can be done within a few seconds using SoundHound technology, which we believe to be unique in its ability to handle complex queries of this nature at scale.
Collective AI
The third breakthrough is called Collective AI: an architecture that gives potential to SoundHound to improve the understanding capability of its platform exponentially based on linear contributions
Most other platforms add skills or domains that are separate and don’t interact with each other. For them, linear contribution results in linear growth in understanding, which is less scalable. With the Collective AI architecture, SoundHound domains can be interconnected and learn from each other. As developers contribute to the platform, the platform’s understanding capability can grow exponentially.
SoundHound Products
Houndify platform
SoundHound’s Voice AI platform combines advanced AI with engineering expertise to help brands build conversational voice assistants. From proprietary components to customizable and scalable solutions, we offer tools to build a highly accurate and responsive voice user interface.
The suite of Houndify tools includes Application Programming Interfaces (“API”) for text and voice queries, support for custom commands, extensive library of content domains, inclusive Software Development Kit platforms, collaboration capabilities, diagnostic tools, and built-in analytics.
Houndify provides a web API that takes in text queries or audio and returns actionable JavaScript Object Notation to anyone with an internet connection wanting to add Voice AI to any product or application.

Automatic Speech Recognition (“ASR”)
Our highly optimized, tunable, and scalable ASR engine supports vocabulary sizes containing millions of words. Houndify’s machine learning infrastructure allows us to tune the engine to achieve optimal Computer Processing Unit (“CPU”) performance while delivering high accuracy rates.
Houndify’s language and acoustic modelling architecture also uses machine learning to increase word recognition accuracy. Rapid iteration is possible due to our accelerated training pipeline and architecture that improves as data is collected. Highly accurate transcriptions result from advanced acoustic models trained to perform in a variety of scenarios — including in severely noisy environments and when accented language is spoken.
Natural Language Understanding (“NLU”)
Our proprietary Speech-to-Meaning technology tracks speech in real-time and understands the context, even before the user has finished speaking. Instead of the typical two-step process of transcribing speech into text and then passing the text into an NLU model, Houndify can accomplish both of these tasks in one step, delivering faster and more accurate results.
Houndify’s ability to process and understand speech the instant a user stops speaking gives voice assistants the ability to respond faster. Understanding speech in real-time without requiring additional processing or waiting for the user to finish speaking creates responsive and natural conversations between people and products.
By understanding context, Houndify responds accurately to users by distinguishing between similar words and names. Our NLU can discern the difference between words that sound the same, but have different spellings and meanings. For example, if users want to navigate to 272 Hoch Street in Dayton, Ohio, it won’t look for Hawk Street.
Using our proprietary Deep Meaning Understanding technology, a custom voice assistant can handle complex queries with compound criteria including conversational follow up, address multiple questions and filter results simultaneously — accurately and quickly answering users’ most complex questions.
Wake Words
Wake words are the entry point into branded voice experiences, allowing users to invoke the assistant by literally speaking the company’s name. Examples range from “Hey Pandora” in a mobile app to “Hey Peugeot” within a vehicle.
Rigorous development and testing enable our wake words to perform in noisy environments and minimize false-positives or false-negatives. We use advanced machine learning algorithms and Deep Neural Networks to provide broad robustness to our high-volume training data, resulting in high accuracy.
Custom Domains
Our library of over 100 public domains is available with a free Houndify account. Houndify public domains give developers instant access to a broad range of content to fit their unique use cases. This includes multi-category content intended to appeal to broad range of audiences, including, for instance, sports scores, weather, podcasts, travel information, recipes, stock prices, among many others.
Companies can enhance product functionality or proprietary operations with Houndify Private Domains, allowing customization and development of more specific content. Customers who subscribe for this service have full access to their private domains securely on the Houndify platform while retaining the ability to iterate and update content.
For example, an automotive manufacturer can make helpful updates about the car’s user manual over time. In this way, SoundHound becomes a long-term “partner” to its customers, helping companies create the domains that they need in order to improve brand value for their own customers or end users.
Text-to-speech (“TTS”)
A high quality TTS helps companies create a unique voice that differentiates them from the competition. Brands can fully express their personality by choosing the gender, tone, and personality that will become their vocal identity.

Our machine learning algorithms transform recorded voices into large databases of spoken sounds to form entire vocabularies of natural language — adapted to the user’s environment. We can transform any voice to generate a high-quality TTS with a small CPU footprint.
Edge (Embedded)
A fully-embedded voice solution for brands seeking the convenience of a voice user interface without the privacy or connectivity concerns of the internet. Includes full access to custom commands and the ability to instantly update commands during development.
To harness the capabilities of full cloud connectivity with the reliability of embedded voice technology. Houndify Edge Hybrid solutions are designed to ensure that devices are always-on and responsive to commands. Allows for over-the-air product updates and a broader voice experience with the level of cloud-connectivity that best matches the product and its users.
Competitive Strengths and Differentiators
Independent Disruptor
We believe there is a growing void and demand for an independent Voice AI platform such as SoundHound. Looking across industries, there has been a notable rise of independent disruptors. These new companies were able to beat the legacy giants using focused technologies and business models. The majority of participants in the Voice AI industry can be characterized as either “big tech” companies (meaning large corporations offering Voice AI as an extension of other services) and “legacy vendors” (meaning long-time Voice-AI industry participants with older technologies).
Voice AI offerings from big tech companies are primarily an extension of their services. In many cases, rather than strengthening or interacting with the host product, big tech offerings tend to take over the entire product experience, thus “hijacking” the company’s brand, users, and data. As a result, brands relying on big tech Voice AI frequently experience decreased ability to innovate, differentiate, and customize the way that their products interact with Voice AI platforms and/or end users. In some cases, these big tech Voice AI providers even compete with the customers whose products their technologies support, making them increasingly less attractive as a choice for a voice interface.
The Voice AI market currently also includes “legacy vendors,” a number of whom offer dated technologies at a high price. Furthermore, in many cases, legacy vendor technologies still require significant effort by product creators to turn legacy AI product offerings into solutions that can compete with the quality of Voice AI products currently offered by big tech companies, which is oftentimes neither economical nor practical.
Due to the high barrier to entry in Voice AI, the number of full solution platform providers is very limited. In our view, it takes many years and significant investment to build all the components of Voice AI. It then takes further time and resources to make the solutions competitive, mature, and viable for adoption. Finally, it requires significant investment to globalize the solution in multiple languages and regions. Although the number of platforms is limited, we note that the big tech players have significant resources. Against this landscape, SoundHound has achieved its successes to date through technology innovation, business model innovation, and global alliances that we believe make us well-positioned to continue to grow and execute our business plan.

We view the current environment as an opportunity to provide disruptive technologies with capabilities we believe are superior to existing alternatives, allowing customers to maintain their brand, control the user experience, get access to the data, and define their own privacy policies, while being able to customize, differentiate, innovate, and monetize.
Revenue Model
Market Momentum
Our entry into the Voice AI space began with 10 years of constant innovation in “stealth” building disruptive technologies in Voice AI using innovative approaches. Our goal was to build a differentiated Voice AI technology that we fully own and which is significantly better than other solutions in the market. We achieved that goal and unveiled the result in 2015, launching it as the Houndify platform in 2016.
Building a Diverse, Global Customer Base
SoundHound continues to expand the capabilities that make us well-positioned to serve the needs of customers globally. We have grown our solution from a single language capability to 25 languages.
Our customers include a range of product and service providers of all sizes, spanning a range of industries, including automotive, IoT, apps, restaurants, and more. Many of our global customers have end users in multiple regions and industries and we have seen our products successfully used by them across multiple contexts and purposes.
Three pillars for growth
We have identified three pillars for revenue growth: Royalties, Subscription, and Monetization, and all three pillars contribute to our current revenues today. While the majority of current revenues come from royalties, over time we expect our revenues from subscription and monetization pillars to increase and eventually represent a larger portion of our overall revenues.
(1)Royalties: This involves voice-enabling a product. The product creator pays us a royalty based on volume, usage, or duration. SoundHound collects royalties when Houndify is integrated into a product such as a car, smart speaker, or appliance.
(2)Subscription: This involves voice-enabling a service that doesn’t rely on a physical product. Examples include when SoundHound enables customer service or food ordering for restaurants or content management, appointments, or voice commerce, we generate subscription revenue from the service providers.
(3)Monetization: This pillar creates an ecosystem that enables monetization services in products and services from both pillar one and pillar two. When users of a voice-enabled product access the voice-enabled monetization, this creates new leads and transactions. SoundHound generates monetization revenue for generating these leads and transactions, and will share revenue with the product creators. Through December 31, 2022, we have not generated revenue from leads and transactions on voice-enabled products from voice-enabled services other than from the SoundHound AI music identification app. Going forward, SoundHound expects monetization revenue to be generated through a combination of advertising revenue from the music identification app and from leads and transactions on voice-enabled products from voice-enabled services.
For example, imagine a driver asks their Houndify-enabled car what restaurants are on the way home. The car can then respond with options, including restaurants that are also on the Houndify platform. These restaurants can accept orders directly from the car and the user can order using their voice. In that case, we will have unlocked a seamless transaction. Accordingly, the restaurant will pay us for that order and we will share that revenue with the car manufacturer. In this example, each party receives value in the ecosystem. The restaurant gets value because they generated a new lead and booked a sale. The driver gets value because they have placed an order just by speaking to their car. And finally, the car manufacturer delivered value to the end user and generated additional revenue from the usage of their product.
We expect the disruptive three-pillar business model will create a monetization flywheel. As more products integrate into our platform, more users will use it, and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform, and the cycle will perpetually continue and expand.
This ecosystem has a compound impact on our business. First, it increases adoption because more products will be motivated to integrate into our platform. Without the three-pillar model, only products that can afford the cost of Voice AI would be able to adopt it. With this model, products will be able to see a path to add incremental recurring revenue from the usage of their product, increasing overall return on investment while making their product better, which will increase overall adoption. Second, our total available market increases with new revenue streams and puts SoundHound on a trajectory with much higher potential.
SoundHound’s undeniable criteria for adoption
When it comes to criteria for adoption, our goal is to win on every dimension. We believe our product will be adopted for the following reasons:

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
With our disruptive monetization strategy, we also provide a path to monetization. By choosing our platform, product creators can generate additional revenue while making their product better using Voice AI, providing further incentive to choose our platform.
We offer a superior ecosystem with Collective AI along with definable privacy controls, which are becoming increasingly important in the industry of Voice AI. Additionally, there is no conflict of interest between us and our partners and customers as we do not compete with them (as some other Voice AI vendors do). We also offer edge and hybrid solutions. This means our technology can optionally run without a cloud connection for increased flexibility and privacy. Our focus is on delivering the most advanced Voice AI in the world and thus allowing our partners to differentiate and innovate their overall experiences for their brands.
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
Research and Development
Research and development have been the foundation of our company since its origin. We have invested significantly over the years in making conversational Voice AI technology by leveraging advanced technologies across signal processing, speech recognition, machine learning and more. The complexities of our design and the associated technological breakthroughs has required more than ten years of research and development activities to fine tune our technology for commercial use. We continue to explore different innovation strategies to strengthen our capabilities.
In particular, we are continually working to improve the speed and accuracy of our Voice AI solutions and make customer adoption easier and faster. We have protected our innovations throughout with patents and trade secrets, and we have continued to strengthen our competitive positioning by staying on top of the latest advancements in the Voice AI industry. We expect to continue to keep research and development and, more broadly, innovation and product quality at the forefront of our strategy and core focus.
To further our transformative strategy as a leading innovator, we expect research and development to remain a significant part of our growth and investment. Our research and development activities are centered in our Santa Clara headquarters, but we also carry out research and development in other locations, including internationally. Our employees’ expertise ranges from cloud-based software development to embedded hardware integration.
Sales and Marketing
We take an insight-driven, account-based marketing approach to build and expand our relationships with commercial partners. We collect feedback directly from commercial partners to garner insights that help drive the business and product. We also work with analysts and higher education institutions to conduct studies, test and validate technology performance, providing key proof points for commercial partners considering our products. In parallel, marketing and communications drive our brand equity and narrative through ongoing announcements, campaigns, events, speaking opportunities, and public relations efforts.
Our demand generation efforts span the full customer funnel to target prospects across a variety of channels including: advertising, email, social media, and search engines. We employ Account-Based Marketing (“ABM”) leveraging leading-edge platforms supported by fully-current Marketing Automation tools to capture and nurture business leads through to Marketing Qualified Leads (“MQL”), Sales Accepted Leads (“SAL”), and Sales Qualified Leads (“SQL”) ultimately to drive towards return-on-investment-positive marketing expenditures.

Sales and marketing will play a critical role in the next phase of our evolution as a company, with key ongoing investments in our team and leadership. While our products are already scaling with existing customers, we see significant opportunities to grow into new markets and verticals. Increased sales and marketing efforts will enable us to capitalize on the tremendous momentum we are building and we expect to continue expanding resources to grow our personnel and leadership team focused on sales and marketing. As part of a targeted restructuring, the Company will increase its focus on SoundHound for Restaurants while reducing investment in new verticals and already completed language development projects. It will maintain its growing licensing business in smart devices, TV and automotive verticals.
Key Strategic Global Partners
SoundHound sees strategic partnerships as the foundation for our ongoing growth and success. Our deep collaboration with leading companies across industries has allowed our technology to reach millions of customers. Largely through our existing customer base, query volume exceeded 1 billion at the end of 2021 and experienced over 85% growth during 2022. Information provided to us by our strategic partners suggest that our customers’ products have a reach of over a billion users.
Some of the strategic partners that are featured here utilizes SoundHound’s product integrations:
•Mercedes: MBUX (multiple models in North America)
•Hyundai/KIA: Dynamic Voice Recognition (multiple models in North America and India)
•Honda: Select models in Japan and Europe
•Snapchat: Voice Scan and Captioning features
•Pandora: In-app Voice Mode
•VIZIO: Smart TV Voice Remote for multiple product lines
•White Castle: Voice AI Drive Through
•Stellantis N.V.: Multiple models in Europe
Intellectual Property
SoundHound’s intellectual property portfolio includes over 120 patents granted and over 140 patents pending. These patents cover areas such as speech recognition, natural language understanding, machine learning, human interfaces, and others, including monetization and advertising.
Out of our over 260 patents granted and pending, more than 40 of these patents are in conversational monetization. Because we predict that search traffic will change from keyword-based queries to conversational interactions, we have a large number of patents in the area of conversational advertising.
Human Capital
At SoundHound, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to create an environment that supports employee success and a culture where everyone has a voice in driving innovation.
Employees
As of December 31, 2022, we had approximately 430 full-time employees, of which approximately 57% were in the United States and 43% were in our international locations. Our restructuring efforts in January 2023 included a reduction of our then-current workforce by approximately 40%. We have not experienced work stoppages and believe our employee relations are good.

Employee Experience
Emerging from the COVID-19 pandemic, we have further increased our focus on delivering a great employee experience, anchored by meaningful work, career opportunities and well-being, to continue to attract and retain high quality talent. We support employee well-being from multiple dimensions, including economic, health, development, and lifestyle with a comprehensive suite of compensation, benefits and flexible work options.
For the vast majority of SoundHound’s employees, productivity is not tied to being in an office and collaboration can happen between people anywhere. SoundHound’s modern approach to work gives our employees more flexibility to choose where and how to work. Depending on their role, many of our employees can choose their office location, as well as work from home some or all of the time. We believe this allows us to engage with a wider pool of talent and retain employees who want or need more flexibility.
Diversity and Inclusion
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We are creating an inclusive workplace through community-building, training and internal awareness. In 2022, we continued to support our many community partners and employee resource groups that build community for employees from underrepresented groups.
Government Regulations
We are subject to various laws, regulations, and permitting requirements of federal, state, and local authorities, related to health and safety, consumer privacy, anti-corruption and export controls. The foregoing may include the U.S. Foreign Corrupt Practices Act of 1977, the U.S. Export Administration Regulations, Money Laundering Control Act of 1986 and any other equivalent or comparable laws of other countries. We believe that we are in material compliance with all such laws, regulations, and permitting requirements.
Legal Proceedings
From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to personal injuries sustained using our products and services, intellectual property infringement, breaches of contract or warranties or employment-related matters. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition and results of operations.
Available Information
Our website is located at www.soundhound.com, and our investor relations website is located at investors.soundhound.com. Access to copies of our SEC filings, corporate governance information, and other items that may be material or of interest to our investors is available via our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the following risks could have a material adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our securities could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our securities.

Summary
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors and the other reports and documents filed by us with the SEC.
Risks Related to our Financial Condition
•We have generated substantial net losses and negative operating cash flows since inception and expect to continue to do so for the foreseeable future;
•We will require additional capital to continue planned business operations but may not be able to obtain such capital when desired on favorable terms, if at all, or without dilution to our stockholders;
•Our operating results could be materially and adversely affected if it loses any of its largest customers due to concentration risk;
•The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business;
Risks Related to our Business
•The market in which we operate is highly competitive and rapidly changing and we may be unable to compete successfully;
•Adverse conditions in the Voice AI market or the global economy more generally could have adverse effects on our results of operations;
•Our operating results could be materially and adversely affected if we lose any of our largest customers, many of which are OEMs;
•We depend on skilled employees and the loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business;
•Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth;
•Our business is subject to a variety of domestic and international laws, rules, policies and other obligations, including data protection and anticorruption;
•Interruptions or delays in our services or services from data center hosting facilities or public clouds could impair the delivery of services and harm our business;
•We rely on third-party telecommunications and internet service providers, including connectivity to our cloud software, and any failure by these service providers to provide reliable services could cause us to lose customers and subject us to claims for credits or damages, among other things;
•Our customers rely on third-party telecommunications and internet service providers to provide them with access and connectivity to our cloud software, and changes in how telecommunication and internet service providers handle and charge for access to telecommunications and the internet could materially harm our customer relationships, business, financial condition and operations results;
•If we are unable to maintain and enhance our brand or reputation as an industry leader, our operating results may be adversely affected
Risks Related to our Intellectual Property and Technology
•Our use of open source technology could impose limitations on our ability to commercialize our software;
•Third parties have claimed in the past and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products or making our technologies available to our customers if such claims are successful;
•Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations;
Risks Related to our Securities and our Dual Class Common Stock Structure
•Our stock price and trading volume may fluctuate significantly;
•Our management has limited experience in operating a public company. The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate;
•We have a dual class common stock structure that has the effect of concentrating voting control with the holders of our Class B Common Stock. Our Class B Common Stock has multiple votes per share and this ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A Common stock;
•We are considered a “controlled company” within the meaning of Nasdaq listing standards and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements;
Risks Related to U.S. and International Taxation
•Our ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
Risks Related to SoundHound’s Business
The market in which SoundHound operates is highly competitive and rapidly changing and SoundHound may be unable to compete successfully.
There are a number of companies that develop or may develop products that compete in the Voice AI market. The market for SoundHound’s products and technologies is characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives to certain of SoundHound’s products from other vendors which may be offered at significantly lower costs or free of charge. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of SoundHound’s current and prospective customers. Furthermore, current or prospective customers may decide to develop competing products or to establish, strategic relationships with SoundHound’s competitors.
Competition in the Voice AI market could adversely affect SoundHound’s operating results by reducing the volume of the products and technologies SoundHound licenses or sells, the prices SoundHound can charge or the obligations of SoundHound to incur expenses or capital costs associated with the development, acquisition or promotion of new products or technologies. Some of SoundHound’s current or potential competitors are large technology companies that have significantly greater financial, technical and marketing resources than SoundHound does, and others are smaller specialized companies that possess specialized expertise or regional focus and may have greater price flexibility than SoundHound does in connection with their business models. These competitors may be able to respond more rapidly than SoundHound can to new or emerging technologies or changes in customer requirements, or may decide to offer products at low or unsustainable cost to win new business or to retain their existing clients. They may also devote greater resources to the development, promotion and sale of their products than SoundHound does, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, the penetration of SoundHound’s products, and therefore its revenue, may be adversely affected. SoundHound’s large competitors may also have greater access to customer data, which provides them with a competitive advantage in developing new products and technologies. SoundHound’s success depends substantially upon its ability to enhance its products and technologies, to develop and introduce, on a timely and cost-effective basis, new products and technologies that meet changing customer requirements and incorporate technological enhancements, and to maintain SoundHound’s alignment with the technologies and market strategies of its customers, which change and advance over time. If SoundHound is unable to develop new products and enhance functionalities or technologies to adapt to these changes and maintain SoundHound’s alignment with its customers, its business will suffer.
Adverse conditions in the Voice AI market or the global economy more generally could have adverse effects on SoundHound’s results of operations.
SoundHound’s business depends on, and is directly affected by, the global Voice AI market, as well as the global economy more generally, including global economic trends affecting the automotive, internet of things (“IoT”), mobile application, call center, semiconductor device maker and restaurant and hospitality industries. For example, SoundHound’s largest customers are currently in the automotive industry, and automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Such factors may also negatively impact consumer demand for products, including automobiles, that incorporate or use SoundHound products or technologies. In addition, global production and sales trends can be affected by

SoundHound’s customers’ ability to continue operating in response to challenging economic conditions, and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of global automotive production, in particular, has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for SoundHound’s products. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer or the closure of a customer manufacturing facility, may result in a reduction in sales and production by SoundHound’s customers, and could have a material adverse effect on SoundHound’s business, results of operations and financial condition.
SoundHound’s strategy to increase cloud connected and embedded products and technologies and expand the number of foreign languages SoundHound understands may adversely affect its near-term revenue growth and results of operations.
SoundHound has been and is continuing to develop new cloud-connected and embedded products and technologies and expand the number of foreign languages that its products and technologies understand. The design and development of new cloud-connected and embedded products and technologies and the addition of new languages will involve significant expense. SoundHound’s research and development costs have greatly increased in recent years and, together with certain expenses associated with delivering SoundHound’s connected services, are projected to continue to escalate in the near future. SoundHound may encounter difficulties with designing, developing, and releasing new cloud-connected and embedded components, as well as integrating these components with SoundHound’s existing technologies. These development issues may further increase costs and may affect SoundHound’s ability to innovate in a manner that allows SoundHound to remain competitive relative to its peers. As a result, SoundHound’s strategy to incorporate more cloud-connected and embedded components may adversely affect its revenue growth and results of operations.
Pricing pressures from SoundHound’s customers may adversely affect its results of operations.
SoundHound may experience pricing pressure from its customers in the future, including, relative to its automotive industry customers, pricing pressure resulting from the strong purchasing power of major OEMs SoundHound may be expected to quote fixed prices or be forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for SoundHound’s work. Any price reductions could impact SoundHound’s sales and profit margins. SoundHound’s profitability is also influenced by its success in designing and marketing technological improvements in Voice AI systems. If SoundHound is unable to offset any price reductions in the future, its business, results of operations and financial condition would be adversely affected.
Currently, SoundHound’s largest customers are OEMs, and while SoundHound invests effort and money seeking OEMs’ validation of SoundHound’s technology, and there can be no assurance that SoundHound will win or be able to renew its contracts with OEM customers, which could adversely affect SoundHound’s results of operations.
Some of SoundHound’s largest customers are currently OEMs and SoundHound invests effort and money in product research and development in relationship to SoundHound’s OEM customers from the time an OEM or a “Tier 1” supplier to OEMs begins designing for an upcoming program through the date on which an OEM or Tier 1 supplier customer chooses SoundHound’s technology to be incorporated directly or indirectly into one or more specific vehicle models to be produced by such customer. This selection process is known as a “design win.” SoundHound could expend its resources on these and similar efforts without success. After a design win, a product or technology that did not receive the design win may not be able to displace the winner until the customer begins a new selection process because it is very unlikely that a customer will change complex technology until a product model is revamped. In addition, the company with the winning design may have an advantage with the customer going forward because of the established relationship between the winning company and such customer, which could make it more difficult for such company’s competitors to win the designs for other service contracts. Even if SoundHound has an established relationship with a customer, any failure to perform under a service contract or innovate in response to their feedback may neutralize its advantage with that customer. If SoundHound fails to win a significant number of customer design competitions in the future or to renew a significant number of existing service contracts, SoundHound’s operating results would be adversely affected. Moreover, to the extent SoundHound is unable to renew existing service contracts, this would negatively impact its revenue. The period of time from winning a contract to implementation is long and SoundHound is subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.
SoundHound’s products are technologically complex and incorporate many technological innovations. Prospective customers generally must make significant commitments of resources to test and validate SoundHound’s products before including them in a product or vehicle. The development cycles of SoundHound’s products with new customers are approximately six months to two years after a design win, depending on the customer and the complexity of the product. These development cycles result in SoundHound investing its resources in customers and customer products prior to realizing any revenues from the related customer contracts. Further, SoundHound is subject to the risk that a customer cancels or postpones implementation of SoundHound’s technology, as well as that SoundHound will not be able to implement its technology successfully. Additionally, SoundHound’s sales could be less than forecast if the product is unsuccessful, including for reasons unrelated to its technology. Long development cycles and product cancellations or postponements may adversely affect SoundHound’s business, results of operations.
SoundHound’s operating results could be materially and adversely affected if it loses any of its largest customers.
The loss of business from any of SoundHound’s major customers, whether by lower overall demand for the products manufactured by its major customers, cancellation of existing contracts or the failure to award SoundHound new business, could have a material adverse effect on SoundHound’s operating results. Alternatively, there is a risk that one or more of SoundHound’s major customers could be unable to pay its invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer becomes subject to bankruptcy or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against SoundHound legally enforcing its obligations, it is likely that SoundHound will be forced to record a substantial loss. In addition, certain of SoundHound’s customers that are tier 1 suppliers to the automotive industry exclusively sell to certain OEMs, including some of SoundHound’s other customers. A bankruptcy of, or other significant disruption to, any of these OEMs could intensify any adverse impact on our business and results of operations.
During the years ended December 31, 2022 and 2021, three customers accounted for the following approximate percentages of SoundHound’s total revenues during the respective applicable period: 67% and 61%. Accounts receivable balances due from two customers collectively totaling 75% of the Company’s consolidated accounts receivable balance at December 31, 2022. Accounts receivable balances due from five customers collectively totaling 86% of the Company’s consolidated accounts receivable balance at December 31, 2021.
In addition to upfront payments pursuant to professional services or custom engineering agreements, SoundHound generally enters into master service agreements with its largest customers and also provides them with engineering and custom services. Our largest current customers entered into master services agreements with SoundHound pursuant to which they are provided Houndify Cloud Services and, in some cases, associated services on an as-needed basis. The license fees that SoundHound receives under our master services agreements are either fixed minimum monthly hosting fees with overage charges based on usage, or determined based on the volume of products that our customers sell that utilize SoundHound technology. Our master services agreements generally renew automatically for one year terms and are terminable by the customer upon prior written notice of six months to one year.
Adverse economic conditions or reduced technology spending may adversely impact SoundHound's business.
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, including inflation, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth. For example, increased inflation in recent months, the residual effects of the collapse of Silicon Valley Bank and other financial institutions in March 2023, and related instability in the global financial markets, may cause difficulties for our customers, resulting in reduced spending by them on our business.
SoundHound’s operating results may fluctuate significantly from period to period, and this may cause its stock price to decline.
SoundHound’s operating results may fluctuate materially in the future. These fluctuations may cause SoundHound’s results of operations to not meet the expectations of securities analysts or investors which would likely cause the price of its stock to decline. Factors that may contribute to fluctuations in operating results include:
•the volume, timing and fulfillment of large customer contracts;

•renewals of existing customer contracts and wins of new customer programs;
•increased expenditures incurred pursuing new product or market opportunities;
•receipt of royalty reports;
•fluctuating sales by SoundHound’s customers to their end-users;
•contractual counterparties failing to meet their contractual commitments to SoundHound;
•introduction of new products by SoundHound or its competitors;
•cybersecurity or data breaches;
•reduction in the prices of SoundHound’s products in response to competition, market conditions or contractual obligations;
•increased costs to raise cash in the market place, including increased borrowing costs as a result of inflation;
•accounts receivable that are not collectible;
•higher than anticipated costs related to fixed-price contracts with SoundHound’s customers;
•change in costs due to regulatory or trade restrictions;
•expenses incurred in litigation matters, whether initiated by SoundHound or brought by third-parties against SoundHound, and settlements or judgments it is required to pay in connection with disputes; and
•general economic trends as they affect the customer bases into which SoundHound and its customers sell and operate.
Due to the foregoing factors, among others, SoundHound’s revenue and operating results may fluctuate significantly from period to period. SoundHound’s expense levels are based in significant part on its expectations of future revenue, and SoundHound may not be able to reduce its expenses quickly to respond to near-term shortfalls in projected revenue. Therefore, SoundHound’s failure to meet revenue expectations would seriously harm its operating results, financial condition, and cash flows.
SoundHound has generated substantial net losses and negative operating cash flows since its inception and expects to continue to do so for the foreseeable future.
To date, SoundHound has generated substantial net losses and negative cash flows from operating activities. SoundHound is continuing to implement its restructuring plan in an effort to reduce such losses and accelerate a pathway to profitability, however there is no guarantee that the restructuring plan will be successful. If such restructuring plan is unsuccessful, SoundHound expects that its net losses and its negative operating cash flows will continue for the foreseeable future. Even if the restructuring plan is successful, SoundHound may continue to have net losses and negative operating cash flows as SoundHound continues to invest in its development activities, and in sales and marketing. SoundHound also expects to incur the incremental costs of operating as a public company, contributing to SoundHound’s losses and operating uses of cash. SoundHound’s costs may also increase due to such factors as higher than anticipated financing and other costs; increases in the costs of labor or infrastructure, in particular following the implementation of the restructuring plan; and major incidents or catastrophic events. If any of these or similar factors occur, SoundHound’s net losses and accumulated deficit could increase significantly and the price of shares of its common stock could decline.
SoundHound will require additional capital to continue its planned business operations but may not be able to obtain such capital when desired on favorable terms, if at all, or without dilution to its stockholders.
SoundHound will require additional capital to continue its planned business operations. SoundHound implemented its restructuring plan to reduce the amount of capital required to meet its current business needs, but anticipates that current cash, cash equivalents, cash provided by operating activities and funds available through SoundHound’s equity line of credit, will not be sufficient to meet its future capital needs. SoundHound will need additional financing to execute on its current or future business strategies, including to:
•potentially hire additional software engineers, sales and marketing professionals, and other personnel as needed following implementation of the restructuring plan;
•develop new or enhance existing products and services;
•enhance SoundHound’s operating infrastructure;
•acquire complementary businesses or technologies; or
•otherwise respond to competitive pressures.
If SoundHound raises additional funds through the issuance of equity, including its current equity line of credit arrangement, or convertible debt securities, the percentage ownership of its stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders, including those acquiring shares in this offering. SoundHound cannot assure you that additional financing will be available on terms favorable to SoundHound, or at all, particularly in light of inflationary pressures and resulting increases in the cost of borrowing. If adequate funds are not available or are not available on acceptable terms, if and when needed, SoundHound’s ability to fund its operations, take advantage of unanticipated opportunities, develop or enhance its products, or otherwise respond to competitive pressures would be significantly limited.
The loss of one or more key members of SoundHound’s management team or personnel, or its failure to attract, integrate and retain additional personnel in the future, could harm its business and negatively affect its ability to successfully grow its business.
SoundHound is highly dependent upon the continued service and performance of the key members of SoundHound’s management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt SoundHound’s operations and significantly delay or prevent the achievement of our business objectives.
Additionally, if any of SoundHound’s key management team members or other employees were to leave, SoundHound could face substantial difficulty in hiring qualified successors, particularly with consideration to our recent reduction in force related to our restructuring plan, and could experience a loss in productivity while any successor obtains the necessary training and experience. Although SoundHound has arrangements with some of its executive officers designed to promote retention, its employment relationships are generally at-will and SoundHound has had key employees leave in the past. SoundHound cannot assure you that one or more key employees will not leave in the future. SoundHound intends to continue to hire additional highly qualified personnel, including research and development and operational personnel, as needed (with consideration to our restructuring plan) but may not be able to attract, assimilate or retain qualified personnel in the future or may be required to pay increased compensation in order to do so. Any failure to attract, integrate, motivate and retain such employees could harm SoundHound’s business or impair our ability to timely meet business goals and objectives.
SoundHound depends on skilled employees and could be impacted by a shortage of critical skills.
Much of SoundHound’s future success depends on the continued service and availability of skilled employees, particularly with respect to technical areas. Skilled and experienced personnel in the areas where SoundHound competes are in high demand, and competition for their talents is intense. Many of SoundHound’s key employees receive a total compensation package that includes equity awards. New regulations or volatility in the stock market could diminish SoundHound’s use, and the value, of its equity awards. This would place SoundHound at a competitive disadvantage in attracting qualified personnel or force it to offer more cash compensation.
Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit SoundHound’s growth.
The confidentiality and security of SoundHound’s information, and that of third parties, is critical to SoundHound’s business. SoundHound’s services involve the transmission, use, and storage of customers’ and their customers’ information, which may be confidential or contain personally identifiable information. Any cybersecurity or data privacy incidents could have a material adverse effect on SoundHound’s results of operations and financial condition. While SoundHound maintains a broad array of information security and privacy measures, policies and practices, its networks may be breached through a variety of means, resulting in someone obtaining unauthorized access to SoundHound’s information, to information of SoundHound’s customers or their customers, or to SoundHound’s intellectual property; disabling or degrading service; or sabotaging systems or information. In addition, hardware, software, systems, or applications SoundHound develops or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to SoundHound’s systems or facilities, or those of third parties with whom SoundHound does business, through fraud or other forms of deceiving SoundHound’s employees, contractors, and vendors. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, SoundHound may be unable to anticipate these techniques or to implement adequate preventative measures. SoundHound will continue to incur significant costs to continuously enhance its information security measures to defend against the threat of cybercrime. Any cybersecurity or data privacy incident or breach may result in:
•loss of revenue resulting from the operational disruption;
•loss of revenue or increased bad debt expense due to the inability to invoice properly or to customer dissatisfaction resulting in collection issues;
•loss of revenue due to loss of customers;
•material remediation costs to recreate or restore systems;
•material investments in new or enhanced systems in order to enhance SoundHound’s information security posture;
•cost of incentives offered to customers to restore confidence and maintain business relationships;
•reputational damage resulting in the failure to retain or attract customers;
•costs associated with potential litigation or governmental investigations;
•costs associated with any required notices of a data breach;
•costs associated with the potential loss of critical business data;
•difficulties enhancing or creating new products due to loss of data or data integrity issues; and
•other consequences of which SoundHound is not currently aware but would discover through the process of remediating any cybersecurity or data privacy incidents or breaches that may occur.
SoundHound’s business is subject to a variety of domestic and international laws, rules, policies and other obligations, including data protection and anticorruption.
SoundHound is subject to U.S. and international laws and regulations in multiple areas, including data protection, anticorruption, labor relations, tax, foreign currency, anti-competition, import, export and trade regulations, and SoundHound is subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between SoundHound and its subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The European Commission adopted the European General Data Protection Regulation (the “GDPR”), which went into effect on May 25, 2018. In addition, California adopted significant new consumer privacy laws that became effective beginning in January 2020. Complying with the GDPR and other requirements may cause SoundHound to incur substantial costs and may require it to change our business practices. Additionally,
China has recently implemented new regulation pertaining to cybersecurity and the protection of personal information, including the Data Security Law which took effect in September 2001 and the Personal Information Protection Law which took effect in November 2021. Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with cybersecurity and data security legislation could significantly increase the cost to SoundHound of carrying out its business in China, require significant changes to its operations or even prevent SoundHound from providing certain service offerings in jurisdictions in which SoundHound currently operates or in which it may operate in the future.
Despite SoundHound’s efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that SoundHound’s practices, offerings or platform could fail to meet all of the requirements imposed on SoundHound by legislation relating to cybersecurity, data security and/or related implementing regulations. Any failure on SoundHound’s part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage SoundHound’s reputation, discourage new and existing counterparties from contracting with SoundHound or result in investigations, fines, suspension or other penalties and private claims or litigation, any of which could materially adversely affect SoundHound’s business, financial condition and results of operations. Even if SoundHound’s practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm its reputation and brand and adversely affect its business, financial condition and results of operations. Moreover, the legal uncertainty created by certain of these laws, including the Data Security Law, and recent government actions could materially adversely affect its ability, on favorable terms, to raise capital, including engaging in follow-on offerings of its securities in the U.S. market once SoundHound is a public. Compliance with data security and personal information protection laws, may result in additional expenses to SoundHound and subject it to negative publicity, which could harm SoundHound’s reputation among users and negatively affect the trading price of its shares in the future. Furthermore, SoundHound’s data transfer policies may be subject to additional compliance requirement and regulatory burdens, and SoundHound may be required to make further adjustments to its business practices to comply with the interpretation and implementation of such laws, which may increase our compliance costs and adversely affect our operating results.
Any failure by SoundHound, its customers or other parties with whom SoundHound does business to comply with its privacy policy or with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against SoundHound by governmental entities or others. Any alleged or actual failure to comply with applicable privacy laws and regulations may:
•cause SoundHound’s customers to lose confidence in its solutions;
•harm SoundHound’s reputation;
•expose SoundHound to litigation, regulatory investigations and to resulting liabilities including reimbursement of customer costs, damages penalties or fines imposed by regulatory agencies; and
•require SoundHound to incur significant expenses for remediation.
SoundHound is also subject to a variety of anticorruption laws in respect of its international operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the Canadian Corruption of Foreign Public Officials Act, and regulations issued by the U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control, and various other foreign governmental agencies. SoundHound cannot predict the nature, scope or effect of future regulatory requirements to which its international operations might be subject or the manner in which existing laws might be administered or interpreted. Actual or alleged violations of these laws and regulations could lead to enforcement actions and financial penalties that could result in substantial costs.
Because a significant portion of SoundHound’s revenues are derived, and a significant portion of its research and development activities are based, outside the United States, its results could be harmed by economic, political, regulatory, foreign currency fluctuations and other risks associated with these international regions.
Because SoundHound operates worldwide, its business is subject to risks associated with doing business internationally. SoundHound currently generates most of its international revenue in Europe and Asia, and SoundHound anticipates that revenue from international operations could increase in the future. SoundHound conducts a significant portion of the development of its voice recognition and natural language understanding solutions in Canada, Germany, Japan and China. SoundHound is exposed to fluctuating exchange rates of foreign currencies including the euro, British pound, Canadian dollar, Chinese RMB, Japanese yen, Indian rupee and South Korean won. Accordingly, SoundHound’s future results could be harmed by a variety of factors associated with international sales and operations, including:
•adverse political and economic conditions, or changes to such conditions, in a specific region or country;
•trade protection measures, including tariffs and import/export controls, imposed by the United States and/or by other countries or regional authorities such as China, Canada or the European Union;
•the impact on local and global economies of the United Kingdom leaving the European Union;
•changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;
•compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;
•geopolitical turmoil, including terrorism and war;
•changing data privacy regulations and customer requirements to locate data centers in certain jurisdictions;
•evolving restrictions on cross-border investment, including recent enhancements to the oversight by the Committee on Foreign Investment in the United States pursuant to the Foreign Investment Risk Preview Modernization Act and substantial restrictions on investment from China;
•changes in applicable tax laws;
•difficulties in staffing and managing operations in multiple locations in many countries;
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and
•less effective protection of intellectual property than in the United States.
SoundHound’s business in China is subject to aggressive competition and is sensitive to economic, market and political conditions.
SoundHound operates in the highly competitive Voice AI market in China and face competition from both international and smaller domestic manufacturers. SoundHound currently generates less than $1.0 million annually in revenue from its operations in China, though SoundHound expects to expand its business in China going forward. SoundHound anticipates that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and SoundHound’s inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, including in the Chinese automotive production industry, which affects SoundHound because SoundHound’s largest customers are currently OEMs. In addition, political tensions between China and the United States may negatively impact SoundHound’s ability to conduct business in China. If SoundHound is unable to grow or maintain its position in the Chinese market, the pace of growth slows or vehicle sales in China decrease, SoundHound’s business, results of operations and financial condition could be materially adversely effected. Government regulations and business considerations may also require SoundHound to conduct business in China through joint ventures with Chinese companies. SoundHound’s participation in joint ventures would limit its control over Chinese operations and may expose SoundHound’s proprietary technologies to misappropriation by joint venture partners. The above risks, if realized, could have a material adverse effect on SoundHound’s results of operations.
If the Chinese government deems that the contractual arrangements in relation to SoundHound’s variable interest entity do not comply with Chinese governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations changes in the future, SoundHound could be subject to penalties or be forced to relinquish SoundHound’s interests in those operations.
SoundHound currently generates less than $1.0 million annually in revenue from its operations in China, though SoundHound expects to expand its business in China going forward. Foreign ownership of certain types of internet businesses, such as internet information services, is subject to restrictions under applicable Chinese laws, rules and regulations. For example, foreign investors are generally not permitted to own more than 50% of the equity interests in a value-added telecommunication service provider. Any such foreign investor must also have experience and a good track record in providing value-added telecommunications services overseas. Accordingly, under current and applicable Chinese laws, it is possible that SoundHound will lose the license that currently permits its operations of its Chinese subsidiary.
It is uncertain whether any new Chinese laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If SoundHound or its variable interest entity are found to be in violation of any existing or future Chinese laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant Chinese regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including revoking the operating licenses of its Chinese subsidiary or variable interest entity, requiring SoundHound to discontinue or restrict its operations, restricting its right to collect revenue, blocking one or more of its websites, requiring SoundHound to restructure its operations or taking other regulatory or enforcement actions against SoundHound. The imposition of any of these measures could result in a material adverse effect on SoundHound’s ability to conduct all or any portion of its business operations through its Chinese subsidiary. In addition, it is unclear what impact Chinese government actions would have on SoundHound and on its ability to consolidate the financial results of its variable interest entity in its consolidated financial statements, if the Chinese government authorities were to find SoundHound’s legal structure and contractual arrangements to be in violation of Chinese laws, rules and regulations. If the imposition of any of these government actions causes SoundHound to lose its right to direct the activities of its variable interest entity or otherwise separate from it and if SoundHound is not able to restructure its ownership structure and operations in a satisfactory manner, SoundHound would no longer be able to consolidate the financial results of its variable interest entity in its consolidated financial statements. Any of these events could have a material adverse effect on SoundHound’s business, financial condition and results of operations through its Chinese subsidiary.
Interruptions or delays in SoundHound’s services or services from data center hosting facilities or public clouds could impair the delivery of its services and harm its business.
Because SoundHound’s services are complex and incorporate a variety of third-party hardware and software, its services may have errors or defects that could result in unanticipated downtime for its customers and harm to its reputation and its business. SoundHound has from time to time, found defects in its services, and new errors in its services may be detected in the future. In addition, SoundHound currently serves its customers from data center hosting facilities or third-party public clouds SoundHound directly manages. Any damage to, or failure of, the systems and facilities that serve SoundHound’s customers in whole or in part could result in interruptions in its service. Interruptions in SoundHound’s service may reduce its revenue, cause SoundHound to issue credits or pay service level agreement penalties, cause customers to terminate their on-demand services, and adversely affect SoundHound’s renewal rates and its ability to attract new customers.
SoundHound is subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. SoundHound can face serious consequences for violations.
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. SoundHound also expects its non-U.S. activities to increase in time.
SoundHound’s business is subject to risks, expenses and uncertainties associated with selling its solutions in locations outside the United States that could adversely affect its operating results.
During the years ended December 31, 2022 and 2021, SoundHound derived approximately 89% and 81%, respectively, of its revenues from customers located in countries outside the United States, and SoundHound plans to increase its international operations in the future. Accordingly, SoundHound expects to increasingly face significant operational risks and expenses from doing business internationally.
SoundHound’s international operating results may be affected by volatility in currency exchange rates and its ability to effectively manage its currency transaction risks. SoundHound would incur currency transaction risks if SoundHound were to enter into either a purchase or a sale transaction using a different currency from the currency in which SoundHound reports revenue. In such cases, SoundHound may suffer an exchange loss because SoundHound does not currently engage in currency swaps or other currency hedging strategies to address this risk. As SoundHound realizes its strategy to expand internationally, its exposure to currency risks may increase. Given the volatility of exchange rates, SoundHound can give no assurance that it will be able to effectively manage its Currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on its results of operations.
Other risks and uncertainties SoundHound faces from its global operations include, but are not limited to:
•difficulties in staffing and managing foreign operations;
•limited protection for the enforcement of contract and intellectual property rights in certain countries where SoundHound may sell SoundHound’s solutions or work with suppliers or other third parties;
•potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
•costs and difficulties of customizing solutions for foreign countries;
•challenges in providing solutions across a significant distance, in different languages and among different cultures;
•laws and business practices favoring local competition;
•being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations;
•specific and significant regulations, including, but not limited to, the European Union’s General Data Protection Regulation (“GDPR”), which imposes compliance obligations on companies who possess and use data of EU residents;
•differences in analysis of regulatory, legal and tax issues across various countries, such as different interpretations of antitrust and competition laws;
•uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;
•compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;
•uncertainties related to geopolitical risks, including the relationship between the U.S. government and the government of other nations;
•tariffs, trade barriers and other regulatory or contractual limitations on SoundHound’s ability to sell or develop its solutions in certain foreign markets;
•operating in countries with a higher incidence of corruption and fraudulent business practices;
•changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;
•potential adverse tax consequences arising from global operations;
•seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year-end globally;
•rapid changes in government, economic and political policies and conditions; and

•political or civil unrest or instability, terrorism or epidemics or pandemics (including any risks related to or resulting from COVID-19) and other similar outbreaks or events.
SoundHound’s failure to effectively manage the risks and uncertainties associated with its existing and planned global operations could limit the future growth of its business and adversely affect its operating results.
SoundHound relies on third-party telecommunications and internet service providers, including connectivity to its cloud software, and any failure by these service providers to provide reliable services could cause SoundHound to lose customers and subject it to claims for credits or damages, among other things.
SoundHound relies on services from third-party telecommunications providers in order to provide services to its customers and their customers, including telephone numbers. In addition, SoundHound depends on its internet bandwidth suppliers to provide uninterrupted and error-free service through their networks. SoundHound exercises little control over these third-party providers, which increases its vulnerability to problems with the services they provide.
When problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, whether caused by SoundHound’s service, the products or services of SoundHound’s third-party service providers, or SoundHound’s customers’ or their customers’ equipment and systems, may result in loss of market acceptance of its products and technologies and any necessary remedial actions may force it to incur significant costs and expenses.
If any of these service providers fail to provide reliable services, suffer outages, degrade, disrupt, increase the cost of or terminate the services that SoundHound and its customers depend on, SoundHound may be required to switch to another service provider. Delays caused by switching SoundHound’s technology to another service provider, if available, and qualifying this new service provider could materially harm its operating results. Further, any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm SoundHound’s relationships with its customers, cause it to lose customers, result in claims for credits or damages, increase its costs or the costs incurred by its customers, damage its reputation, significantly reduce customer demand for its products and technologies and seriously harm its and operating results.
SoundHound’s customers rely on third-party telecommunications and internet service providers to provide them with access and connectivity to SoundHound’s cloud software, and changes in how telecommunication and internet service providers handle and charge for access to telecommunications and the internet could materially harm SoundHound’s customer relationships, business, financial condition and operations results.
SoundHound’s customers must have access to wireless telecommunications and/or broadband internet access services in order to use certain of its products and certain of its offerings require substantial capacity to operate effectively. In the United States, wireless telecommunications and internet access services are provided by relatively few companies that, depending on the geographic area, have market power over such offerings. It is possible that these companies could charge SoundHound, its customers, or both fees to guarantee a service amount of capacity, or for quality of wireless telecommunications and broadband internet access services, that could advantage SoundHound’s competitors by degrading, disrupting, limiting, or otherwise restricting the use of infrastructure required to support SoundHound’s services. These providers likely have the ability to increase SoundHound's rates, SoundHound’s customers’ rates, or both for wireless telecommunications and/or broadband internet access services which may increase the cost of SoundHound’s products and technologies making its products and technologies less competitive or decreasing SoundHound’s profit margins.
SoundHound’s plans to expand upon and establish new public cloud-based data centers for its U.S. and international operations may be unsuccessful and may present execution and competitive risks.
SoundHound plans to expand upon and establish new public cloud deployments in the future to facilitate its platform in the U.S. and certain international markets. SoundHound may partner with one or more third-parties to develop, test and deploy its technology to offer a full stack of products on the public cloud in the U.S. and certain international markets. SoundHound’s public cloud-based platform offering is critical to developing and providing its products to its customers, scaling its business for future growth, accurately maintaining data and otherwise operating its business. Infrastructure buildouts on the public cloud are complex, time-consuming and may involve substantial expenditures. In addition, the implementation of public cloud-based data centers involves risks, including loss of information and potential disruption to SoundHound’s normal operations. Deficiencies in the design, implementation or maintenance of the cloud-based data centers could materially harm SoundHound’s business.

As SoundHound considers approaches for expanding internationally, government regulation protecting the non-discriminatory provision of internet access may be nascent or non-existent. In those markets where regulatory safeguards against unreasonable discrimination are nascent or non-existent and where local network operators possess substantial market power, SoundHound could experience anti-competitive practices that could impede its growth, cause it to incur additional expenses or otherwise harm its business. Future regulations or changes in laws and regulations or their existing interpretations or applications could also hinder SoundHound’s operational flexibility, raise compliance costs and result in additional liabilities for SoundHound, which may harm its business.
Sales to customers outside the United States or customers with international operations and SoundHound’s international sales efforts and operations expose it to risks inherent in international sales and operations.
An element of SoundHound’s growth strategy is to expand its international sales efforts and develop a worldwide customer base. SoundHound’s international expansion may not be successful and may not produce the return on investment it expects.
SoundHound’s international subsidiaries employ workers primarily in Canada, Germany, Japan, China, France and Korea. Operating in international markets requires significant resources and management attention and subjects it to intellectual property, regulatory, economic and political risks that are different from those in the United States. As SoundHound increases its international sales efforts it will face risks in doing business internationally that could harm its business, including:
•the need to establish and protect SoundHound’s brand in international markets;
•the need to localize and adapt SoundHound’s products for specific countries, including translation into foreign languages and associated costs and expenses;
•difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;
•the need to implement and offer customer care in various languages;
•different pricing environments, longer sales and accounts receivable payment cycles and collections issues;
•weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;
•privacy and data protection laws and regulations that are complex, expensive to comply with and may require that customer data be stored and processed in a designated territory;
•increased risk of piracy, counterfeiting and other misappropriation of SoundHound’s intellectual property in its locations outside the U.S.;
•new and different sources of competition;
•general economic conditions in international markets;
•fluctuations in the value of the U.S. dollar and foreign currencies, which may make SoundHound’s products more expensive in other countries or may increase its costs, impacting its operating results when translated into U.S. dollars;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, telecommunications and telemarketing laws and regulations;
•increased risk of international telecom fraud;
•laws and business practices favoring local competitors;

•compliance with laws and regulations applicable to foreign operations and cross border transactions, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws, supply chain restrictions, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on SoundHound’s ability to sell its products in certain foreign markets, and the risks and costs of non-compliance;
•increased financial accounting and reporting burdens and complexities;
•restrictions or taxes on the transfer of funds;
•adverse tax consequences; and
•unstable economic and political conditions and potential accompanying shifts in laws and regulations.
These risks could harm SoundHound’s international operations, increase its operating costs and hinder its ability to grow its international business and, consequently, its overall business and results of operations.
In addition, compliance with laws and regulations applicable to SoundHound’s international operations increases its cost of doing business outside the United States. SoundHound may be unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm its business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by SoundHound’s internal policies and procedures or United States or international regulations applicable to it. Although SoundHound has implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of its employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by SoundHound’s employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, or prohibitions on selling its products, any of which could harm its business.
Tax matters may cause significant variability in SoundHound’s operating results and may impact its overall financial condition.
SoundHound’s businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If SoundHound’s effective tax rate increases, its operating results and cash flow could be adversely affected. SoundHound's effective income tax rate can vary significantly between periods due to a number of complex factors including:
•projected levels of taxable income;
•pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates;
•increases or decreases to valuation allowances recorded against deferred tax assets;
•tax audits conducted and settled by various tax authorities;
•adjustments to income taxes upon finalization of income tax returns;
•the ability to claim foreign tax credits;
•the repatriation of non-U.S. earnings for which SoundHound has not previously provided for income taxes; and
•changes in tax laws and their interpretations in countries in which SoundHound is subject to taxation.
SoundHound regularly evaluates the need for a valuation allowance on deferred tax assets, considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. This analysis is heavily dependent upon SoundHound’s current and projected operating results. A decline in future operating results could provide substantial evidence that a full or partial valuation allowance for deferred tax assets is necessary. This could have a material adverse effect on SoundHound’s results of operations and financial condition.
Forecasts of SoundHound’s market and market growth may prove to be inaccurate, and even if the markets in which it competes achieve the forecasted growth, there can be no assurance that its business will grow at similar rates, or at all.
Growth forecasts described in this Annual Report relating to SoundHound’s market opportunities, including in the Voice AI market and adjacent markets, and the expected growth thereof, are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets meet its size estimate and experience the forecasted growth, it may not grow its business at a similar rate, or at all. Its growth is subject to many factors, including its success in implementing its business strategy and ability to penetrate adjacent markets, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of its future growth.
If SoundHound is unable to acquire new customers, its operating results will be harmed. Likewise, potential customer turnover in the future, or costs it incurs to retain its existing customers, could materially and adversely affect its operating results.
SoundHound’s success depends on its ability to acquire new customers in new and existing verticals, and in new and existing geographic markets. If SoundHound is unable to attract a sufficient number of new customers, it may be unable to reduce gross margins at desired rates and its operating results may suffer. The Voice AI market is competitive and many of SoundHound’s competitors have substantial financial, personnel and other resources that they utilize to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to SoundHound’s existing customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives. Additional factors that impact SoundHound’s ability to acquire new customers include the perceived need for Voice AI -enabled products or Voice AI services, the size of prospective customers’ budgets for Voice AI, the utility and efficacy of SoundHound’s existing and new products, whether proven or perceived, and general economic conditions. These factors may have a meaningful negative impact on operating results.
If SoundHound does not successfully anticipate market needs, enhance its existing products, execute on delivering quality products and services, or develop new products and services that meet those needs on a timely basis, it may not be able to compete effectively and its ability to generate revenues will suffer.
SoundHound cannot guarantee that it will be able to anticipate future market needs and opportunities or be able to develop product and service enhancements or new products and services to meet such needs or opportunities in a timely manner, if at all. Even if SoundHound is able to anticipate, develop and commercially introduce enhancements and new products and services, there can be no assurance that enhancements or new products and services will achieve widespread market acceptance.
New products, as well as enhancements to its existing products, could fail to attain sufficient market acceptance for many reasons, including:
•delays in releasing new products, or product enhancements;
•failure to accurately predict market demand and to supply products that meet this demand in a timely fashion;
•defects in its products, errors or failures of its products;
•negative publicity or perceptions about the performance or effectiveness of products;
•introduction or anticipated introduction of competing products or technologies by its competitors; and
•installation, configuration or usage errors by its customers.
If SoundHound fails to anticipate market requirements or fail to develop and introduce product enhancements or new products to meet those needs in a timely manner, it could cause us to lose existing customers and prevent us from gaining new customers, which would significantly harm its business, financial condition and results of operations.

If SoundHound spends significant time and effort on research and development and is unable to generate an adequate return on its investment, its results of operations may be materially and adversely affected.
SoundHound’s business model is predicated, in part, on maintaining a customer base that will generate a recurring stream of revenues. If that recurring stream of revenues is not maintained or does not increase as expected, or if SoundHound’s business model changes as the industry evolves, its operating results may be adversely affected.
SoundHound’s business model is dependent, in part, on its ability to maintain and increase a customer base that generates recurring revenues. Existing and future customers of SoundHound’s products, technologies and systems may not purchase its subscriptions for its proprietary products or enter into service contracts with SoundHound at the same rate at which customers currently purchase those subscriptions or enter into service contracts with us. If SoundHound’s current and future customers purchase a lower volume of subscriptions for SoundHound’s proprietary products or do not continue entering into service contracts with us, SoundHound’s recurring revenue stream relative to its total revenues would be reduced and its operating results would be adversely affected.
SoundHound’s brand, reputation and ability to attract, retain and serve its customers are dependent in part upon the reliable performance of its products and technologies.
SoundHound’s brand, reputation and ability to attract, retain and serve its customers are dependent in part upon the reliable performance of, and the ability of its existing customers and new customers to access and use, its solutions, including real-time analytics and intelligence.
Interruptions in SoundHound’s systems or the third-party systems on which SoundHound and its products rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure, cloud infrastructure and website.
Problems with the reliability or security of SoundHound’s systems could harm its reputation. Damage to SoundHound’s reputation and the cost of remedying these problems could negatively affect its business, financial condition, and operating results. Additionally, SoundHound’s third-party hosting suppliers in certain instances may have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time. If SoundHound is unable to maintain, renew, or expand its agreements with these providers on commercially reasonable terms, it may experience costs or downtime as it transitions its operations.
Any disruptions or other performance problems with its products could harm SoundHound’s reputation and business and may damage its customers’ businesses. Interruptions in its service delivery might reduce SoundHound’s revenue, cause SoundHound to issue credits to customers, subject us to potential liability and cause customers not to renew their subscription purchases of its products.
If SoundHound is unable to maintain and enhance its brand or reputation as an industry leader, its operating results may be adversely affected.
SoundHound believes that maintaining and enhancing its reputation as the leader in Voice AI market is critical to its relationship with its customers and its customers’ end-users and its ability to maintain customers and continue to attract new customers. The successful promotion of its brand will depend on multiple factors, including its marketing efforts, its ability to continue to deliver a superior customer experience and develop high-quality features for its products and its ability to successfully differentiate its products from those of its competitors. Its brand promotion activities may not be successful or yield increased revenue. The promotion of its brand requires SoundHound to make substantial expenditures, and it anticipates that the expenditures will increase as its market becomes more competitive, as it expands into new geographies and vertical markets and as more sales are generated through its reseller partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses it incurs. If SoundHound does not successfully maintain and enhance its brand and reputation, its operating results may be adversely affected.

Risks Relating to SoundHound’s Intellectual Property and Technology
SoundHound’s use of open source technology could impose limitations on its ability to commercialize its software.
SoundHound uses open source technology in some of its software and expect to continue to use open source technology in the future. Although we monitor its use of open source technology to avoid subjecting its software to conditions SoundHound does not intend, we may face allegations from others alleging ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or SoundHound’s proprietary source code that was developed using such technology. These allegations could also result in litigation. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on SoundHound’s ability to commercialize its software. In such an event, we may be required to seek licenses from third parties to continue commercially offering its software, to make its proprietary code generally available in source code form, to re-engineer its software or to discontinue the sale of its software if re-engineering could not be accomplished on a timely basis, any of which could adversely affect SoundHound’s business and revenue.
The use of open source technology could subject SoundHound to a number of other risks and challenges. Certain open source technology is subject to further development or modification by anyone. Others may develop such software to be competitive with or no longer useful by us. It is also possible for competitors to develop their own solutions using open source software, potentially reducing the demand for SoundHound’s software. If SoundHound is unable to successfully address these challenges, its operating results may be adversely affected, and its development costs may increase.
Third parties have claimed in the past and may claim in the future that SoundHound is infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling SoundHound’s products or making its technologies available to its customers if such claims are successful.
SoundHound has been and in the future may be subject to claims and legal actions alleging that we or its customers may be infringing or contributing to the infringement of the intellectual property rights of others (though no material legal actions against SoundHound are currently pending). We may be unaware of intellectual property rights of others that may cover some of its technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of SoundHound’s management and key personnel from its business operations. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of its products, cause severe disruptions to its operations or the markets in which we compete, or require us to satisfy indemnification commitments with its customers including contractual provisions under various arrangements. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of SoundHound’s confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have a material adverse effect on SoundHound’s business and its financial results. Any of these could seriously harm SoundHound’s business.
Unauthorized use of SoundHound’s proprietary technology and intellectual property could adversely affect its business and results of operations.
SoundHound’s success and competitive position depend in large part on its ability to obtain and maintain intellectual property rights protecting its products and technologies. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect SoundHound’s intellectual property and proprietary rights. Unauthorized parties may attempt to copy or discover aspects of SoundHound’s products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of SoundHound’s products is difficult and we may not be able to protect its technology from unauthorized use. Additionally, SoundHound’s competitors may independently develop technologies that are substantially the same or superior to its technologies and that do not infringe its rights. In these cases, we would be unable to prevent its competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect SoundHound’s proprietary rights to the same extent as the laws of the United States. Although the source code for SoundHound’s proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce its intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management’s efforts.
SoundHound’s software products may have bugs, which could result in delayed or lost revenue, expensive correction, liability to its customers and claims against us.
Complex software products such as SoundHound's may contain errors, defects or bugs. Defects in the solutions or products that we develop and sell to its customers could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or SoundHound’s products and technologies. Customers who are not satisfied with any of SoundHound’s products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm SoundHound’s reputation, financial results and competitive position.
We may be unable to respond quickly enough to changes in technology and technological risks and to develop its intellectual property into commercially viable products.
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of SoundHound’s products obsolete or less attractive to its customers, which could adversely affect its results of operations. SoundHound’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in its ability to be competitive. There is a risk that we will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of its products will become obsolete. SoundHound is also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. These risks could have a material adverse effect on SoundHound’s business, results of operations and financial condition.
Risks Related to SoundHound’s Class A Common Stock and the Securities Market
SoundHound’s stock price and trading volume may fluctuate significantly.
The market price and trading volume of SoundHound’s Class A Common Stock has fluctuated widely and may continue to fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our results of operations due to factors related to our business;
•success or failure of our business strategies;
•competition and industry capacity;
•changes in interest rates and other factors that affect earnings and cash flow;
•our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•our ability to retain and recruit qualified personnel, particularly in light of our recent restructuring;
•our quarterly or annual earnings, or those of other companies in our industry;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the failure of securities analysts to cover, or positively cover, our Class A Common Stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;

•investor perception of the Company and the AI industry;
•overall market fluctuations unrelated to our operating performance;
•results from any material litigation or government investigation;
•changes in laws and regulations (including tax laws and regulations) affecting our business;
•changes in capital gains taxes and taxes on dividends affecting stockholders; and
•general economic conditions and other external factors.
Low trading volume for SoundHound’s Class A Common Stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on stock price volatility.
In addition, over the last few years, the stock market more broadly has experienced price and volume fluctuations, including due to factors relating to the ongoing outbreak of COVID-19 and the war in Ukraine, and this volatility has sometimes been unrelated to the operating performance of particular companies. As a result, there is a potential for rapid and substantial decreases in the price of our Class A Common Stock, including decreases unrelated to our operating performance or prospects. This market and share price volatility relating to the effects of COVID-19 or the war in Ukraine, as well as general economic, market or political conditions, has and could further reduce the market price of our Class A Common Stock in spite of our operating performance and could also increase our cost of capital, which could prevent us from accessing debt and equity capital on terms acceptable to us or at all.
Additionally, a proportion of our Class A Common Stock may be traded by short sellers which may put pressure on the supply and demand for our Class A Common Stock, creating further price volatility. In particular, a possible “short squeeze” due to a sudden increase in demand of our Class A Common Stock that largely exceeds supply may lead to sudden extreme price volatility in our Class A Common Stock. Investors may purchase our Class A Common Stock to hedge existing exposure in our Class A Common Stock or to speculate on the price of our Class A Common Stock. Speculation on the price of our Class A Common Stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of Class A Common Stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our Class A Common Stock for delivery to lenders of our Class A Common Stock. Those repurchases may in turn, dramatically increase the price of our Class A Common Stock until investors with short exposure are able to purchase additional shares to cover their short position. This is often referred to as a “short squeeze.” Following such a short squeeze, once investors purchase the shares necessary to cover their short position, the price of our Class A Common Stock may rapidly decline. A short squeeze could lead to volatile price movements in our shares that are not directly correlated to the performance or prospects of our company and could cause purchasers of our Class A Common Stock to incur substantial losses.
Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against SoundHound could cause SoundHound to incur substantial costs and could divert the time and attention of its management and other resources.
We do not intend to pay cash dividends for the foreseeable future.
The timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our board of directors deems relevant. We do not intend to and there can be no assurance that we will pay any dividend in the future.
SoundHound’s management has limited experience in operating a public company. The requirements of being a public company may strain SoundHound’s resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than SoundHound anticipates.
As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we will continue to incur significant legal, accounting and other expenses that SoundHound did not incur as a private company. SoundHound is subject to the reporting requirements of the Exchange Act, and is required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. SoundHound’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, SoundHound’s historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, SoundHound expects to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when SoundHound is no longer an “emerging growth company” or a “smaller reporting company” with revenues of less than $100 million. SoundHound will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase its operating expenses. Moreover, SoundHound could incur additional compensation costs in the event that it decides to pay cash compensation closer to that of other publicly listed companies, which would increase its general and administrative expenses and could materially and adversely affect its profitability. SoundHound will evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs SoundHound may incur or the timing of such costs.
SoundHound’s executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. SoundHound may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. SoundHound’s management will need to continually assess its staffing and training procedures to improve its internal control over financial reporting. For example, SoundHound did not timely file its Form 10-Q for the quarter ended March 31, 2021 and unless the matters discussed in this risk factor and elsewhere in this Annual Report are mitigated, the risk exists that SoundHound may not be able to file timely in the future. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that SoundHound will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase our operating costs in future periods.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq, are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. SoundHound intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.
SoundHound may be subject to securities litigation, which is expensive and could divert management attention.
The per share price of our Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject SoundHound to significant liabilities.

Risks Applicable to a Dual Class Common Stock Structure
SoundHound has a dual class common stock structure that has the effect of concentrating voting control with the holders of our Class B Common Stock. Our Class B Common Stock has multiple votes per share and this ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A Common stock.
SoundHound has a dual class common stock structure and the holders of SoundHound Class B Common Stock have ten votes per share. SoundHound Founders own shares of Class B Common Stock representing approximately 72% of the voting power of the outstanding capital stock of SoundHound. In addition, because of the ten-to-one voting ratio between our Class B and Class A Common Stock, holders of our Class B Common Stock could continue to control a majority of the combined voting power of our Common Stock and therefore control all matters submitted to our stockholders for approval until such time, if any, as a sufficient number of shares of our Class B Common Stock are converted into shares of our Class A Common Stock in accordance with the terms of the Amended Charter. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A Common Stock.
Shares of Class B Common Stock are convertible into shares of Class A Common Stock and will automatically convert into shares of Class A Common Stock upon the occurrence of certain future events, generally including transfers, subject to limited excepts set forth in the Amended Charter. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B Common Stock could gain significant voting control as other holders of Class B Common Stock sell or otherwise convert their shares into Class A Common Stock.
The Amended Charter provides for a dual-class multiple voting Common Stock structure, and we cannot predict the effect this structure of our Common Stock may have on the market price of our Class A Common Stock.
We cannot predict whether having an Amended Charter that permits the issuance of multiple voting shares in a dual-class structure will result in a lower or more volatile market price of our Class A Common Stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A Common Stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A Common stock less attractive to other investors. As a result, the market price of our Class A Common stock could be adversely affected.

We are considered a “controlled company” within the meaning of Nasdaq listing standards and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.
SoundHound qualifies as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors. We are currently in compliance with all of these corporate governance requirements. However, SoundHound may in the future rely on the corporate governance exemptions as we adopted the dual class common stock structure reflected in our Amended and Restated Charter and qualify as a controlled company. To the extent we will rely on any of these exemption, holders of our Class A Common Stock will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq and we cannot predict the impact this may have on the price of our Class A Common Stock.
Delaware law and provisions in our charter documents could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
The Amended Charter, Amended Bylaws, and Delaware law contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of SoundHound or changes in SoundHound that our management or stockholders may deem advantageous. Among other things, the Amended Charter and Amended Bylaws include the following provisions:
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminates the ability of our stockholders to call special meetings of stockholders, except to the extent otherwise provided in the Amended Bylaws;
•prohibit stockholder action by written consent, except to the extent otherwise provided in the Amended Bylaws, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our Amended Bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law. Pursuant to the Amended Charter, we have opted out of Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, our board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders. However, our Amended Charter includes provisions similar to the provisions contained in Section 203 of the DGCL, which are designed to limit SoundHound’s ability to enter into certain business combination transactions within a three (3) year period following the adoption of the Amended Charter.
Any provision of our Amended Charter, our Amended Bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Risks Related to U.S. and International Taxation Generally
Changes in tax laws or exposure to additional income tax liabilities could affect SoundHound’s future profitability.
Factors that could materially affect SoundHound’s future effective tax rates include but are not limited to:
•changes in tax laws or the regulatory environment;
•changes in accounting and tax standards or practices;
•changes in the composition of operating income by tax jurisdiction; and
•SoundHound’s operating results before taxes.
Because SoundHound does not have a long history of operating at its present scale and it has significant expansion plans, SoundHound’s effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The legislation has had no effect on SoundHound’s provision for income taxes because SoundHound has incurred annual losses in the U.S. to date and management set up a full valuation allowance against its U.S. federal and states deferred tax assets.
In addition to the impact of the Tax Act on SoundHound’s federal taxes, the Tax Act may impact its taxation in other jurisdictions, including with respect to state income taxes. State legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws that could result in changes to SoundHound’s global tax position and materially adversely affect its business, results of operations and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and technologies and the use of intangibles. Tax authorities could disagree with SoundHound’s future intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If SoundHound does not prevail in any such disagreements, its profitability may be affected.
SoundHound’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, SoundHound had $344.6 million of U.S. federal and $106.9 million of state net operating loss carryforwards available to reduce future taxable income. Of the U.S. federal net operating loss carryforwards, $256.0 million will be carried forward indefinitely for U.S. federal tax purposes and $88.6 million will begin to expire in 2025. SoundHound’s U.S. state net operating loss carryforwards will begin to expire in 2028. It is possible that SoundHound will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in SoundHound’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In addition, certain U.S. states have imposed additional limitations on the use of net operating loss carryforwards not otherwise imposed on the use of U.S. federal net operating loss carryforwards and may impose additional limitations in the future.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Santa Clara, California, within a consolidated building covering 61,360 square feet. Our lease began in 2017 and is set to expire in 2024. In addition to our headquarters, we lease offices in Boulder, CO; Toronto, Paris, Tokyo, and Beijing and leverage shared workspace offices in Berlin and Seoul.
Item 3. Legal Proceedings
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to Consolidated Financial Statements is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is listed on the Nasdaq Global Market under the symbol “SOUN.” Our Class B common stock is neither listed nor traded. Our listed redeemable warrants are listed on the Nasdaq Global Market under the symbol “SOUNW.”
Stockholders
According to the records of our transfer agent, there were 141 holders of record of our Class A common stock, 3 holders of record of our Class B common stock and 31 holders of record of our listed redeemable warrants on December 31, 2022.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc. and its consolidated subsidiaries.
Company Overview
We are a leading innovator of conversational intelligence, offering an independent Voice AI platform that enables businesses across industries to deliver high-quality conversational experiences to their customers. Built on proprietary Speech-to-Meaning, Deep Meaning Understanding and Collective AI breakthrough technologies developed over the past 17 years, our advanced Voice AI platform provides exceptional speed and accuracy and enables humans to interact with products and services like they interact with each other — by speaking naturally.
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
SoundHound’s technology is live in production and at scale with companies around the globe, including Hyundai, Mercedes-Benz, Pandora, Snap, VIZIO, KIA and Stellantis. As a testament to its capabilities, the Houndify platform surpassed 1 billion annual queries in 2021 and experienced over 85% growth during 2022.
Our current partners span multiple industries and geographies, and together have a combined reach of over 2 billion end users. By growing these strategic relationships, our year-over-year revenues have grown by more than 45% over the past four years.
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 120 patents granted and over 140 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions, which is estimated to grow to $160.0 billion by 2026.
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
The third pillar creates a monetization ecosystem that brings the services from pillar two to the products in pillar one. When the users of a voice-enabled product in pillar one access the voice-enabled services of pillar two, these services generate new leads and transactions. SoundHound generates monetization revenue from the services for generating these leads and transactions, and we will share the revenue with the product creators of pillar one. For example, when the driver of a voice-enabled car places an order to a restaurant that’s also voice enabled, we will have unlocked a seamless transaction. Accordingly, the restaurant will pay us for that order, and we will share that revenue with the product creator or the car manufacturer. In this example, each party receives value in the ecosystem. The restaurant is happy because they generated a new lead and booked a sale. The user is happy because they have received value through a natural ordering process, simply by speaking to their car. And the car manufacturer is happy because they delivered value to the end user and generated additional revenue from the usage of their product. During the periods presented in the consolidated financial statements, we have not generated revenue from leads and transactions on voice-enabled products from voice-enabled services other than from the SoundHound music identification app. Going forward, SoundHound expects monetization revenue to be generated through a combination of advertising revenue from the music identification app and from leads and transactions on voice-enabled products from voice-enabled services.
We expect this disruptive, three-pillar business model will create a monetization flywheel; as more products integrate into our platform, more users will use it and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform and the cycle will perpetually continue and expand. This ecosystem increases adoption and increases our addressable market. All three pillars contributed to our revenues during the years ended December 31, 2022 and 2021. While the majority of the contribution is currently from our first pillar of royalties, over time, the subscription and monetization portions are expected to grow and make a bigger contribution to our overall revenue

Recent Developments
Equity Line of Credit
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A common stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares was declared effective. The Company expects to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through March 17, 2023, the Company has sold approximately 8.8 million shares under the ELOC program for aggregate proceeds of approximately $24.9 million.
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
In connection with the execution of the Common Stock Purchase Agreement, the Company issued CFPI 250,000 shares as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The Company has also agreed to make a cash payment of $250,000 within 120 days after the commencement date of the offering and to reimburse CFPI of up to $75,000 of expenses.
Issuance of Preferred Stock
On or around January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for an aggregate issue price of approximately $25.0 million.
The Purchase Agreements contain customary representations, warranties and covenants. The shares of Series A Preferred Stock were issued and sold in a private placement exempt from the registration requirements of the Securities Act. The Company does not intend to register the shares of Series A Preferred Stock or the underlying Common Stock for resale under the Securities Act.
Restructuring Plan
On January 5, 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40%.
The Company estimates that it will incur approximately $4.5 million to $5.5 million in charges in connection with the Restructuring Plan, of which the majority is expected to be incurred in the first quarter of 2023 and consists of severance payments, employee benefits and share-based compensation. Of the aggregate amount of charges that the Company estimates it will incur in connection with the Restructuring Plan, the Company expects that approximately $2.0 million to $3.0 million will be in cash expenditures.
ATSP Merger
On November 15, 2021, Archimedes Tech SPAC Partners Co. (“ATSP”), SoundHound, Inc. (“Legacy SoundHound”) and ATSPC Merger Sub, Inc. (“Merger Sub”) entered into a merger agreement (“Merger Agreement”) pursuant to which Merger Sub merged with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation resulting in the reverse recapitalization of SoundHound (the “Business Combination”). The Business Combination was completed on April 26, 2022 (the “Closing”). In connection with the Closing of the Business Combination, the Company issued $113.0 million of securities in a private placement (the "PIPE") investment. Upon the Closing of the Business Combination, ATSP changed its name to SoundHound AI, Inc.

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
•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models that we believe will enhance value to customers, partners and shareholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. Additionally, as we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Our revenue consists of subscription revenue, royalties, and monetization revenues, which we consider recurring if our customer contract does not terminate the relationship and we continue to provide the customer with same or other services in the subsequent year. For example, if we perform a one-time non-recurring engineering project for a customer and that same customer engages with us afterwards for a Product Royalty contract, the revenue in both years, regardless of the specific service, would contribute towards our overall customer retention rate. By contrast, if SoundHound provides an annual subscription contract to a customer and that customer does not execute an agreement for services for the subsequent annual period, SoundHound would not consider that customer as retained. As determined on the foregoing basis, based on the number of customers to whom we provide services during one year compared to the prior year period, our customer retention rate as of December 31, 2022 was at least 80%
•Cost of Revenues. The results of our business will depend in part on our ability to establish and increase our gross margins by scaling our business model and effectively managing our costs to produce our applications. Our revenue will be directly supported by data center investments in technology, both on premise and in the cloud. The associated workloads, along with supporting labor costs, will need to be managed effectively as we scale to improve our margins over time. Our Houndify platform is also powered by a library of over 100 content domains, including commonly used domains for points of interest, weather, flight status, sports and more.
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
•Development of International Markets. We have rapidly expanded our capabilities and global reach. We have globalized our solution from 1 to 25 languages. We view opportunities for conversational Voice AI to be global in reach, and we expect our growth to be fueled across multiple geographies.
•Industry Risks. In addition to the COVID-19 pandemic as addressed herein, the military conflict between Russia and Ukraine, which began on February 24, 2022, has had an adverse impact on the global economy and financial markets. Although our business has not been materially impacted by this ongoing military conflict, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Further, inflation has risen significantly worldwide and the United States has recently experienced historically high levels of inflation. This inflation and government efforts to combat inflation, such as recent and future significant increases to benchmark interest rates and other related monetary policies, have and could continue to increase market volatility and have an adverse effect on the domestic and international financial markets and general economic conditions.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $20.7 million as of December 31, 2022, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
We anticipate that we will experience fluctuations in our revenues from quarter-to-quarter due to a variety of factors, including the supply and demand of end user products such as automobiles, the size and success of our sales force and the number of users who are aware of and use our applications. See Note 4 to our consolidated financial statements included within this Annual Report on Form 10-K for more information.
Operating Expenses
We classify our operating expenses into the following four categories, which are cost of revenues, sales and marketing, research and development, and general and administrative. Excluding cost of revenues, each expense category includes overhead, including rent and related occupancy costs, which is allocated based on headcount. Although we expect our operating expenses in these categories to moderate significantly as a result of the Restructuring Plan, we plan to continue investing to support our go-to-market strategies and customer engagement, develop our current and future applications and support our operations as a public company.
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

Other Expense, Net
Change in Fair Value of Derivative and Warrant Liability
We've historically accounted for certain warrants and conversion features as liabilities at fair value and adjusted the instruments to fair value at each reporting period. We determined that the conversion feature associated with one of our debt instruments is a freestanding derivative instrument. The derivative and warrant liabilities’ changes in fair value that result from remeasurement at each balance sheet date, as applicable, is recognized in the Company’s consolidated statement of operations and comprehensive loss as other expense, net.
Other Expense, Net
Other expense, net consists of realized and unrealized gains and losses related to foreign currency revaluation. As the functional currency of the Company and its subsidiaries is the U.S. dollar, transactions denominated in foreign currency are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities.
Provision for Income Taxes
Income tax expense includes federal, state and foreign taxes and is based on reported income before income taxes. We are in a cumulative loss position for tax purposes based on historical earnings. As of December 31, 2022, the Company had net operating loss carry forwards of approximately $344.6 million and $106.9 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carry forwards will start to expire in 2025 and 2028, respectively, with the exception of $256.0 million in federal net operating loss carryforwards, which can be carried forward indefinitely.
The Company also had federal and state research and development credit carry forwards of approximately $11.4 million and $9.1 million, respectively, at December 31, 2022. The federal credits will expire starting in 2029 if not utilized. State research and development tax credits can be carried forward indefinitely.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. The Company’s net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.

Results of Operations
The following table sets forth the significant components of our results of operations ($ in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Revenues	$31,129	$21,197	$9,932	47%
Operating expenses:
Cost of revenues	9,599	6,585	3,014	46%
Sales and marketing	20,367	4,240	16,127	380%
Research and development	76,392	59,178	17,214	29%
General and administrative	30,178	16,521	13,657	83%
Total operating expenses	136,536	86,524	50,012	58%
Loss from operations	(105,407)	(65,327)	(40,080)	61%
Other expense, net
Interest expense	(6,893)	(8,342)	1,449	(17)%
Other expense, net	(184)	(5,415)	5,231	(97)%
Total other expense, net	(7,077)	(13,757)	6,680	(49)%
Loss before provision for income taxes	(112,484)	(79,084)	(33,400)	42%
Provision for income taxes	2,889	456	2,433	534%
Net loss	$(115,373)	$(79,540)	$(35,833)	45%
Revenues
The following tables summarize our revenues by type and geographic regions ($ in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Product Royalties	$28,447	$18,356	$10,091	55%
Service Subscriptions	1,838	1,550	288	19%
Monetization	844	1,291	(447)	(35)%
	$31,129	$21,197	$9,932	47%

	Year Ended December 31,		Change
	2022	2021	$	%
Korea	$14,530	$2,460	$12,070	491%
Germany	4,134	7,526	(3,392)	(45)%
United States	3,344	4,030	(686)	(17)%
Japan	3,866	3,797	69	2%
France	4,023	2,616	1,407	54%
Other	1,232	768	464	60%
	$31,129	$21,197	$9,932	47%
Total revenues increased by $9.9 million, or 47%, in 2022 compared to 2021. Product Royalties revenue increased by $10.1 million, or 55%, during 2022 compared to 2021. The increase is primarily attributable to $7.6 million of licensing revenue from our Houndify Edge solution, which we delivered to a customer during the second half of 2022, related to minimum guarantee units to be utilized over the life of the contract and resulted in a corresponding increase in our contract assets balance. The increase is also due to the scaling of our Houndify Products with large automotive partners in Korea, Germany and France. The increases are partially offset by the recognition of $4.3 million in nonrecurring royalties revenue as a result of a contract modification to end a distinct professional service contract prior to completion with a customer in Germany during the second quarter of 2021. Service Subscriptions revenue increased by $0.3 million, or 19%, during 2022 compared to 2021 primarily due to the completion of a non-recurring engineering service for a specific customer during 2022. Monetization revenue decreased by $0.4 million, or 35%, during 2022 compared to 2021 primarily due to a decrease in advertising revenue through decreased user impressions on the SoundHound music application.
In addition to the revenue growth experienced in Korea due to the $7.6 million Houndify Edge licensing agreement, we benefited from revenue growth in Korea and France from scaling our Houndify Products with large automotive and device makers of $4.0 million and $1.0 million, respectively, during 2022 compared to 2021. We experienced a $3.4 million decrease in revenue from Germany during 2022 compared to 2021. The decrease is primarily due to a one-time contract modification from a customer in Germany to end a distinct professional service contract prior to completion during the second quarter of 2021 and was partially offset by an increase in revenue of $2.1 million from scaling our Houndify Products with large automotive and device makers in Germany during 2022. Revenue in both periods came principally from customers across the automotive and IoT sectors, with less significant amounts derived from other industry verticals.
Cost of Revenues
Cost of revenues increased by $3.0 million, or 46%, in 2022 compared to 2021. The increase is primarily related to incurring additional data center and hosting costs due to system migrations in order to support our revenue growth. Gross margin was consistent at 69% during 2022 and 2021. Gross margin in 2022 benefited from increased margins on the Houndify Edge solution delivered to a customer during the second half of 2022. Gross margin in 2021 benefited from increased margins due to the one-time contract modification to end the distinct professional service contract prior to completion with a customer in Germany during the second quarter of 2021. While our gross margin may fluctuate in the near-term due to revenue contributions from varying product mixes, we expect it will stabilize as we look to expand our revenue from subscriptions and monetization.
Sales and Marketing
Sales and marketing expenses increased by $16.1 million, or 380%, in 2022 compared to 2021. The increase is primarily due to increased program spend to support a greater investment in go-to-market strategies and customer engagement and drive growth in our revenue from subscriptions and monetization. Sales and marketing headcount increased by approximately 142% on average during 2022 compared to 2021 and was accompanied by an additional $11.4 million in compensation and other benefits expense, including an additional $2.3 million of stock-based compensation expense. Additionally, marketing and advertising expense increased by $1.5 million during 2022 compared to 2021.
Research and Development
Research and development expenses increased by $17.2 million, or 29%, in 2022 compared to 2021. The increase is primarily due to our investment in technology and engineering and increasing our full-time engineer headcount to ensure we remain at the forefront of innovation, while also helping to develop and scale new products and services. Research and development headcount increased by approximately 14% on average during 2022 compared to 2021 and was accompanied by an additional $12.0 million in compensation and other benefits expense, including an additional $9.6 million of stock-based compensation expense.
General and Administrative
General and administrative expenses increased by $13.7 million, or 83%, in 2022 compared to 2021. The increase represents investments in our human resources, finance and legal functions, including increased personnel-related expenses in 2022 as we prepared and began to function as a public entity. General and administrative headcount increased by approximately 70% on average during 2022 compared to 2021 and was accompanied by higher salaries and compensation packages and an additional $10.5 million of stock-based compensation expense. Our expansion efforts, focused both on geographical reach and service compatibility, led to an increase in operational costs. Expenses related to the Business Combination also contributed to an increase in costs related to third-party specialists in 2022. In addition, an increase in other public readiness costs includes directors’ and officers’ insurance, capital markets advisory, accounting and legal support for SEC filings following the Business Combination. We also continued our efforts in reviewing and realigning our cost structure based on teams' evolving responsibilities. As a result, we shifted resources from research and development to general and administrative activities to better align with the investments being made to fuel growth as we scale as a new public company.

Interest Expense
Interest expense decreased by $1.4 million, or 17%, in 2022 compared to 2021. The decrease in interest expense is primarily attributable to the conversion of the SNAP June 2020 Note into shares of our Class A Common Stock during the second quarter of 2022 and largely offset by the issuances of the SVB March 2021 Note and SCI June 2021 Note, resulting in $30.0 million and $15.0 million draws, respectively. These debt instruments were accompanied by the issuances of related common stock warrants, resulting in debt discounts to be amortized over the life of the instrument. The increase in our debt balance related to these draws in 2021 has led to increases in interest expense and amortization of debt issuance costs during 2022 compared to 2021.
Other Expense, Net
The following table summarizes our other expense, net, by type ($ in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Interest income	$390	$7	$383	5471%
Change in fair value of derivative and warrant liability	(606)	(4,920)	4,314	(88)%
Other income (expense), net	32	(502)	534	(106)%
Total other expense, net	$(184)	$(5,415)	$5,231	(97)%
Change in Fair Value of Derivative and Warrant Liability
The losses attributable to the change in fair value of derivative and warrant liability decreased by $4.3 million, or 88%, in 2022 compared to 2021. The decrease was primarily attributable to $3.8 million in losses, from the change in fair value of the warrant liability during 2021, as compared to no change in the fair value of the warrant liability during 2022, due to the exercise of Series C Warrants in December 2021, which extinguished the Company’s corresponding warrant liability.
The 2022 balance solely reflects the change in fair value of the embedded derivative from the SNAP June 2020 Note. The fair value of the derivative liability decreased by $0.6 million during 2022, compared to a decrease of $1.1 million during 2021. The changes in fair value of the derivative liability represent corresponding gains or losses on the Consolidated Statements of Operations and Comprehensive Loss due to changes in probability assumptions of a change in control or SPAC transaction.
Provision for Income Taxes

($ in thousands)	Year Ended December 31,		Change
	2022	2021	$	%
Provision for income taxes	$2,889	$456	$2,433	534%
The Company’s effective tax rate for 2022 and 2021 differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.
Liquidity and Capital Resources
We had $9.2 million in cash and cash equivalents as of December 31, 2022. Although the Company has incurred recurring losses each year since its inception, with consideration to the Restructuring Plan, the Company expects it will be able to fund its operations for at least the next twelve months through a combination of cash on hand (including as a result of the net proceeds from the recently closed Series A Preferred Stock Transaction (See Issuance of Preferred Stock below)), proceeds from sales of Class A common stock under the ELOC program (see Equity Line of Credit below), securing additional funding through debt or equity financings, implementing incremental expense reduction measures or a combination thereof. Additionally, in the future, the Company may seek additional funding through debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.
Equity Line of Credit
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A common stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares was declared effective. The Company expects to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through March 17, 2023, the Company has sold approximately 8.8 million shares under the ELOC program for aggregate proceeds of approximately $24.9 million.
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
In connection with the execution of the Common Stock Purchase Agreement, the Company issued CFPI 250,000 shares as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The Company has also agreed to make a cash payment of $250,000 within 120 days after the commencement date of the offering and to reimburse CFPI of up to $75,000 of expenses.
Issuance of Preferred Stock
On or around January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for an aggregate issue price of approximately $25.0 million.
The Purchase Agreements contain customary representations, warranties and covenants. The shares of Series A Preferred Stock were issued and sold in a private placement exempt from the registration requirements of the Securities Act. The Company does not intend to register the shares of Series A Preferred Stock or the underlying Common Stock for resale under the Securities Act.
Restructuring
On January 5, 2023, SoundHound announced the Restructuring Plan intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40%.
The Company estimates that it will incur approximately $4.5 million to $5.5 million in charges in connection with the Restructuring Plan, of which the majority is expected to be incurred in the first quarter of 2023 and consists of severance payments, employee benefits and share-based compensation. Of the aggregate amount of charges that the Company estimates it will incur in connection with the Restructuring Plan, the Company expects that approximately $2.0 million to $3.0 million will be in cash expenditures.
Business Combination
As a result of the Business Combination in April 2022, we raised gross proceeds of $118.4 million including a combination of $5.4 million in cash held in trust by ATSP (following satisfaction of redemptions by public stockholders), and $113.0 million in aggregate gross proceeds from PIPE investors. The combined company incurred $27.7 million of expenses related to the transaction.
Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. See Note 7, Note 9 and Note 14 to our consolidated financial statements included within this Annual Report on Form 10-K for more information.
Debt Financing
Below are our material debt agreements as of December 31, 2022:
•SVB March 2021 Note— In March 2021, we entered into a loan and security agreement with a commercial bank to borrow $30.0 million (“SVB March 2021 Note”). In April 2022, the Company entered into a loan modification agreement, which extended the SVB March 2021 Note’s early maturity date from April 26, 2022 to May 26, 2022. As the SNAP June 2020 Note converted on April 26, 2022 the performance milestone was met and the SVB March 2021 Note’s maturity date was extended to September 1, 2024.
•SCI June 2021 Note — In June 2021, we issued a note pursuant to a loan and security agreement with a lender to borrow up to a commitment amount of $15.0 million in $5.0 million increments (“SCI June 2021 Note”). Through December 31, 2021, we had borrowed $15.0 million. The maturity date of the loan is May 31, 2025.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(94,019)	$(66,177)
Net cash used in investing activities	(1,329)	(636)
Net cash provided by financing activities	82,001	44,653
Net change in cash, cash equivalents, and restricted cash equivalents	$(13,347)	$(22,160)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $94.0 million during 2022 compared to $66.2 million during 2021. The $27.8 million increase in cash used in operating activities was primarily due to our increased net loss, adjusted for non-cash expenses, including stock-based compensation and depreciation and amortization, as well as an increase in our contract assets balance of $8.7 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $1.3 million during 2022 compared to $0.6 million during 2021. The $0.7 million increase in cash used in investing activities was driven by purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $82.0 million during 2022 compared to $44.7 million during 2021. The $37.3 million increase in cash provided by financing activities was primarily due to the $90.7 million in net proceeds from the Business Combination. This was partially offset by net proceeds of $44.7 million from the issuance of the SVB March 2021 Note and the SCI June 2021 Note during 2021 and payments on our notes payable of $11.5 million during 2022.

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
Critical Accounting Policies and Estimates
In preparing our Consolidated Financial Statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, convertible notes and derivative liabilities, warrant liabilities and stock-based compensation have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Revenue Recognition
We recognize revenue with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers. We primarily derive revenue from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization, and (4) licensing.
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
Professional Services
Revenue from distinct professional services, such as non-integrated development services, is either recognized over time based upon the progress towards completion of the project, or at a point in time at project completion, depending on the nature of the arrangement. Measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs, and percentage of completion based on input and output measures.
Monetization
Monetization revenues are primarily derived from advertising payments associated with ad impressions placed on the SoundHound music identification application. The Company derives an immaterial amount of revenue from sales commissions earned from song purchases facilitated by the SoundHound app and App store fees paid for ads-free downloads of the SoundHound music identification app. The amount of revenue is based on actual monetization generated or usage, which represents variable consideration with the constrained estimate. Therefore, the Company recognizes the related revenues when ads are placed, when commissions are paid, or when the SoundHound app is downloaded. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as a principal or an agent in the transaction. The Company has determined that it does not act as the principal in monetization arrangements because it does not control the transfer of the service and it does not set the price. Based on these factors, the Company reports revenue on a net basis.
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
Convertible Notes and Derivative Liabilities
We evaluate our convertible notes and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives requiring bifurcation. We account for conversion features that meet criteria for bifurcation as liabilities at fair value and adjust the derivative instruments to fair value at each reporting period. The conversion features qualify as derivatives, as they continuously reset as the underlying stock price increases or decreases to provide a fixed value of equity to the holders at any conversion date. The conversion features are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of the conversion features was estimated using a probability-weighted discount model with and without the conversion feature until extinguished on April 26, 2022 in connection with the Business Combination. See Note 10 for additional information.

The Company held its convertible notes at amortized cost and amortized the associated debt discount created from bifurcated derivatives and issuance costs under the effective interest or straight-line method until maturity or early conversion pursuant to the contractual terms of the arrangement.
Warrants
We determine whether to classify contracts, such as warrants, that may be settled in our own stock as equity of the entity or as a liability. An equity-linked financial instrument must be considered indexed to the Company’s own stock to qualify for equity classification. The Company classifies warrants as liabilities for any contracts that may require a transfer of assets. Warrants classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized as other expense, net in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP shares. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of the awards, including the expected term of the award and the price volatility of the underlying stock. The Company calculates the fair value of the awards by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility — The Company estimates volatility for the awards by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the award grant for a term that is approximately equal to the awards’s expected term.
Expected Term — The expected term of the Company’s awards represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint between the stock options’ vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For the valuation of ESPP shares, the Company uses the period of time from the valuation date to the purchase date.
Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the awards' expected term at the grant date.
Expected Dividend Yield — The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, expected dividend yield is zero.
Recent Accounting Pronouncements
See Note 2 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). As an emerging growth company, we may take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies. We currently intend to take advantage of several of these reduced reporting requirements such as an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies who have adopted new or revised accounting pronouncements.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not Required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SoundHound AI, Inc.
Santa Clara, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SoundHound AI, Inc. (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, consolidated statements of redeemable convertible preferred stock and stockholders' deficit, and consolidated statements of cash flows for each of the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

ArmaninoLLP
San Jose, California

We have served as the Company's auditor since 2020.

March 28, 2023

SOUNDHOUND AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,245	$21,626
Restricted cash equivalents	—	460
Accounts receivable, net of allowances of $109 as of December 31, 2022 and 2021	3,414	2,060
Prepaid expenses	2,514	1,276
Contract assets	1,671	54
Other current assets	859	1,995
Total current assets	17,703	27,471
Restricted cash equivalents, non-current	230	736
Right-of-use assets	8,119	10,291
Property and equipment, net	3,447	6,155
Deferred tax asset	55	2,169
Contract assets, non-current	7,041	—
Other non-current assets	1,656	2,381
Total assets	$38,251	$49,203

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,798	$3,760
Accrued liabilities	7,462	7,298
Operating lease liabilities	3,282	3,281
Finance lease liabilities	160	1,301
Income tax liability	1,314	2,737
Deferred revenue	5,812	6,042
Convertible note	—	29,868
Derivative liability	—	3,488
Notes payable	16,668	29,964
Total current liabilities	37,496	87,739

Operating lease liabilities, net of current portion	5,715	8,611
Finance lease liabilities, net of current portion	128	292
Deferred revenue, net of current portion	7,543	14,959
Notes payable, net of current portion	18,299	—
Other non-current liabilities	4,295	1,336
Total liabilities	73,476	112,937
Commitments and contingencies (Note 7)

Legacy SoundHound redeemable convertible preferred stock; $0.0001 par value; 0 and 146,218,514 shares authorized; 0 and 106,949,326 shares issued and outstanding, liquidation preference of $0 and $284,826 as of December 31, 2022 and 2021, respectively	—	279,503

Stockholders’ deficit:
Legacy SoundHound Common Stock, $0.0001 par value; 250,030,433 shares authorized; 0 and 68,258,556 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	1
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 160,297,664 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	16	—
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 39,735,408 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4	—
Additional paid-in capital	466,857	43,491
Accumulated deficit	(502,102)	(386,729)
Total stockholders’ deficit	(35,225)	(343,237)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$38,251	$49,203
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues	$31,129	$21,197
Operating expenses:
Cost of revenues	9,599	6,585
Sales and marketing	20,367	4,240
Research and development	76,392	59,178
General and administrative	30,178	16,521
Total operating expenses	136,536	86,524
Loss from operations	(105,407)	(65,327)

Other expense, net:
Interest expense	(6,893)	(8,342)
Other expense, net	(184)	(5,415)
Total other expense, net	(7,077)	(13,757)
Loss before provision for income taxes	(112,484)	(79,084)
Provision for income taxes	2,889	456
Net loss	(115,373)	(79,540)

Other comprehensive gain:
Unrealized holding gain on available-for-sale securities, net of tax	—	1
Comprehensive loss	$(115,373)	$(79,539)

Net loss per share:
Basic and diluted	$(0.73)	$(1.18)

Weighted-average common shares outstanding:
Basic and diluted	157,317,695	67,255,538
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,132,387	$273,687	11,818,761	$1	—	$—	—	$—	$30,836	$(1)	$(307,189)	$(276,353)
Retroactive application of Business Combination (Note 3)	87,171,583	—	53,849,015	—	—	—	—	—	—	—	—	—
Adjusted Balances, beginning of period	106,303,970	$273,687	65,667,776	$1	—	$—	—	$—	$30,836	$(1)	$(307,189)	$(276,353)
Issuance of common stock upon exercise of stock options	—	—	2,590,780	—	—	—	—	—	2,490	—	—	2,490
Issuance of common stock warrants	—	—	—	—	—	—	—	—	3,843	—	—	3,843
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	6,322	—	—	6,322
Issuance of redeemable convertible Series C preferred stock upon net exercise of Series C Warrants	645,356	5,816	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(79,540)	(79,540)
Balances as of December 31, 2021	106,949,326	$279,503	68,258,556	$1	—	$—	—	$—	$43,491	$—	$(386,729)	$(343,237)
Issuance of common stock upon exercise of stock options	—	—	2,582,535	—	—	—	—	—	2,840	—	—	2,840
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	20,239	—	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	(279,503)	(73,561,334)	(1)	140,114,060	14	40,396,600	4	279,486	—	—	279,503
PIPE financing	—	—	—	—	11,300,000	1	—	—	86,584	—	—	86,585
Issuance of Class A common shares pursuant to the Business Combination	—	—	—	—	4,693,050	1	—	—	4,105	—	—	4,106
Issuance of Class A common shares upon conversion of Class B common shares	—	—	—	—	661,192	—	(661,192)	—	—	—	—	—
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	1,013,171	—	—	—	1,320	—	—	1,320
Issuance of Class A common shares upon vesting of restricted stock units	—	—	—	—	2,516,191	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	28,792	—	—	28,792
Net loss	—	—	—	—	—	—	—	—	—	—	(115,373)	(115,373)
Balances as of December 31, 2022	—	$—	—	$—	160,297,664	$16	39,735,408	$4	$466,857	$—	$(502,102)	$(35,225)
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(115,373)	$(79,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,037	5,502
Stock-based compensation	28,792	6,322
Change in fair value of derivative and warrant liability	606	4,920
Amortization of debt issuance costs	2,287	4,746
Non-cash lease amortization	3,189	3,586
Deferred income taxes	2,127	112
Changes in operating assets and liabilities:
Accounts receivable, net	(1,354)	1,515
Prepaid expenses	(1,238)	(168)
Other current assets	299	(917)
Contract assets	(8,658)	—
Other non-current assets	(539)	(1,470)
Accounts payable	302	424
Accrued liabilities	116	3,671
Operating lease liabilities	(3,912)	(3,565)
Deferred revenue	(7,646)	(10,281)
Other non-current liabilities	2,946	(1,034)
Net cash used in operating activities	(94,019)	(66,177)

Cash flows from investing activities:
Purchases of property and equipment	(1,329)	(636)
Net cash used in investing activities	(1,329)	(636)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	14,905
Proceeds from note payable, net of issuance costs	—	29,833
Proceeds from the issuance of common stock upon exercise of options	4,160	2,490
Proceeds from Business Combination and PIPE, net of transaction costs	90,689	—
Payments on notes payable	(11,545)	—
Payments on finance leases	(1,303)	(2,575)
Net cash provided by financing activities	82,001	44,653
Net change in cash, cash equivalents, and restricted cash equivalents	(13,347)	(22,160)
Cash, cash equivalents, and restricted cash equivalents, beginning of year	22,822	44,982
Cash, cash equivalents, and restricted cash equivalents, end of year	$9,475	$22,822

Reconciliation to amounts on the consolidated balance sheets:
Cash and cash equivalents	$9,245	$21,626
Current portion of restricted cash equivalents	—	460
Non-current portion of restricted cash equivalents	230	736
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$9,475	$22,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,364	$2,631
Cash paid for income taxes	$1,044	$263

Noncash investing and financing activities:
Operating lease liabilities and right-of-use assets through adoption of ASC 842	$—	$11,428
Operating lease liabilities arising from obtaining right-of-use assets	$650	$3,422
Property and equipment acquired under finance leases or debt	$—	$584
Conversion of convertible note into common stock pursuant to Business Combination	$20,239	$—
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$279,503	$—
Debt discount through issuance of common stock warrants	$—	$3,842
Non-cash debt discount	$—	$525
Issues of series C redeemable convertible preferred stock for exercise of warrants	$—	$5,816
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On April 26, 2022 (the “Closing Date”), pursuant to a merger agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co. (“ATSP”), ATSPC Merger Sub, Inc. and SoundHound, Inc. (“Legacy SoundHound”), the parties consummated the merger of ATSPC Merger Sub, Inc. with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Business Combination”). In connection with the closing (the “Closing”) of the Business Combination, Legacy SoundHound became a wholly owned subsidiary of ATSP and ATSP changed its name to SoundHound AI, Inc., and all of Legacy SoundHound common stock (“Legacy SoundHound Common Stock”) and Legacy SoundHound redeemable convertible preferred stock (“Legacy SoundHound Preferred Stock”) automatically converted into shares of the Company’s Class A common stock, par value of $0.0001 per share (the “Class A Common Stock”), and the Company’s Class B common stock, par value of $0.0001 per share (the “Class B Common Stock”, and collectively with the Class A Common Stock, the “common stock”). The Company’s Class A Common Stock and warrants commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “SOUN” and “SOUNW,” respectively, on April 28, 2022. Refer to Note 3 to these consolidated financial statements for more information on the Business Combination.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $115.4 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $502.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future primarily as a result of research and development activities. The Company has historically funded its operations primarily through equity or debt financings.
Total cash and cash equivalents on hand as of December 31, 2022 was $9.2 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months through a combination of cash on hand (including as a result of the net proceeds from the recently closed Series A Preferred Stock Transaction (See Note 19)), proceeds from sales of Class A common stock under the ELOC program (see Note 19), securing additional funding through debt or equity financings, implementing incremental expense reduction measures or a combination thereof. Further, in the future, the Company may seek additional funding through debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassification
Certain prior period balances have been reclassified to conform to the current year presentation. Such changes include reclassifications or combinations of certain accounts on the consolidated balance sheets. These reclassifications had no effect on previously reported results of operations or accumulated deficit.
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the years ended December 31, 2022 and 2021, the Company recognized net losses related to foreign currency

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions and remeasurements of $0.7 million and $0.5 million, respectively, in the consolidated statements of operations as other expense, net.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for doubtful accounts, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less from the date of purchase to be cash equivalents. The Company’s cash equivalents consist of mutual funds, commercial paper and certificates of deposit. The deposits exceed federally insured limits.
Restricted Cash Equivalents
The Company’s restricted cash equivalents were established according to the requirements under the leases for the Company’s corporate headquarters, data center and sales office and are subject to certain restrictions under the leases. All amounts in restricted cash equivalents as of December 31, 2022 and 2021 represent funds held in certificates of deposit, have original maturities of six months to one year and are recorded at cost plus accrued interest, which approximates fair value as of December 31, 2022 and 2021. Restricted cash equivalents are classified as current or non-current on the consolidated balance sheets based on the remaining term of the restriction.
Accounts Receivable, Net
Accounts receivable consist of current trade receivables due from customers recorded at invoiced amounts, net of allowance for doubtful accounts. Accounts receivable do not bear interest and the Company generally does not require collateral or other security in support of accounts receivable.
The Company has established an allowance for doubtful accounts and evaluates the collectability of its accounts receivable based on known collection risks and historical experience. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when received.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets.
The estimated useful lives of the Company’s property and equipment are as follows:

Computer equipment	3 – 4 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of useful life or the term of the lease

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred.
Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2022, there have been no such impairments.
Leases
We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use ("ROU") assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives, as applicable. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses.
Segment Information
The Company has determined that the Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s property and equipment is primarily located in the United States. Accordingly, the Company has determined that it operates as a single reportable segment.
The Company’s property and equipment is primarily located in the United States. As of December 31, 2022, the Company’s property and equipment was located in the United States, except for 11.4% of assets located in Canada and 7.0% in other foreign jurisdictions. As of December 31, 2021, the Company’s property and equipment was located in the United States, except for 11.7% of assets located in Canada and 1.7% in other foreign jurisdictions.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to potential significant concentrations of credit risk consist principally of cash and cash equivalents. The Company regularly monitors its credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022, accounts receivable balances due from two customers collectively totaled 75% of the Company’s consolidated accounts receivable balance. As of December 31, 2021, accounts receivable balances due from five customers collectively totaled 86% of the Company’s consolidated accounts receivable balance.
For the year ended December 31, 2022, the Company had three customers that accounted for 67% of revenue. For the year ended December 31, 2021, the Company had three customers that accounted for 61% of revenue.
Equity Issuance Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings, including the Business Combination, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.
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
Contracts are accounted for when both parties have approved and committed to the contract, the rights of the parties and payment terms are identifiable, the contract has commercial substance and collectability of consideration is probable. Any payments received from customers that do not meet criteria for having a contract are recorded as deposit liabilities on the consolidated balance sheet.
Under ASC 606, assuming all other revenue recognition criteria have been met, the Company recognizes revenue for arrangements upon the transfer of control of the Company’s performance obligations to its customers. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC 606. Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues through the following performance obligations: (1) hosted services, (2) professional services, (3) monetization and (4) licensing.
Research and Development
The Company’s research and development costs are expensed as incurred. These costs include salaries and other personnel related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Warrants
The Company determines whether to classify contracts, such as warrants, that may be settled in its own stock as equity of the entity or as a liability. An equity-linked financial instrument must be considered indexed to the Company’s own stock to qualify for equity classification. The Company classifies warrants as liabilities for any contracts that may require a transfer of assets. Warrants classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized as other expense, net in the consolidated statements of operations and comprehensive loss.
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
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. There has been no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2022.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. The Company accounts for all forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan ("ESPP") shares. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of the awards, including the expected term of the award and the price volatility of the underlying stock. The Company calculates the fair value of the awards by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility — The Company estimates volatility for the awards by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the award grant for a term that is approximately equal to the award’s expected term.
Expected Term — The expected term of the Company’s awards represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint between the stock options’ vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For the valuation of ESPP shares, the Company uses the period of time from the valuation date to the purchase date.
Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the awards' expected term at the grant date.
Expected Dividend Yield — The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, expected dividend yield is zero.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s derivative liabilities and warrants are measured at fair value on a recurring basis and are classified as Level 3 liabilities. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date on the consolidated statements of operations and comprehensive loss.
Redeemable Convertible Preferred Stock
Legacy SoundHound Preferred Stock did not have a mandatory redemption date and are assessed at issuance for classification and redemption features requiring bifurcation. The Company presents as temporary equity any stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders, or (iii) has conditions for redemption which are not solely within the control of the Company. Legacy SoundHound Preferred Stock was redeemable upon a deemed liquidation event which the Company determined was not solely within its control and thus has classified shares of Legacy SoundHound Preferred Stock as temporary equity until such time as the conditions are removed or lapse. Since the occurrence of a deemed liquidation event was not probable, the carrying values of the shares of Legacy SoundHound Preferred Stock were not being accreted to their redemption values.
As a result of the Business Combination, the shares of Legacy SoundHound Preferred Stock outstanding immediately prior to the effective time of the Business Combination (the “Effective Time”) were converted into 106,949,326 shares of the Company’s Class A Common Stock. See Note 11 for additional information.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Convertible Notes and Derivative Liabilities
The Company evaluates its convertible notes, and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives requiring bifurcation. The Company accounts for conversion features that meet the criteria for bifurcation as liabilities at fair value and adjusts the derivative instruments to fair value at each reporting period. The conversion features qualify as derivatives, as they continuously reset as the underlying stock price increases or decreases to provide a fixed value of equity to the holders at any conversion date. The conversion features are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of the conversion features has been estimated using a probability-weighted discount model with and without the conversion feature until extinguished on April 26, 2022 in connection with the Business Combination. See Note 10 for additional information.
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
Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Preferred Stock, stock options, ESPP shares, RSUs, warrants and convertible notes are considered to be potentially dilutive securities. See Note 16 for further information.
Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common stock is not assumed to have been issued if their effect is anti-dilutive.
Recent Accounting Pronouncements — Adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“Topic 842”) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 aims to increase transparency and comparability among organizations by requiring lessees to recognize leases with a term greater than 12 months as an ROU asset and corresponding lease liabilities on the balance sheet, regardless of lease classification, and requiring disclosure of key information about leasing arrangements. The lease liability should be initially measured at the present value of the remaining contractual lease payments. Subsequently, the ROU assets will be amortized generally on a straight-line basis over the lease term, and the lease liability will bear interest expense and be reduced for lease payments. Topic 842 is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. The Company adopted Topic 842 on January 1, 2021 using the modified retrospective approach, and financial information for the comparative period was not updated.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
•The Company additionally recharacterized its capital leases as finance leases. However, there was no quantitative impact to capital leases upon transitioning to the new standard.
See Note 14 for additional information.
3.    BUSINESS COMBINATION
As discussed in Note 1, on April 26, 2022, the Business Combination was consummated. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of capital stock consisting of 455,000,000 shares of Class A Common Stock, 44,000,000 shares of Class B Common Stock, and 1,000,000 shares of preferred stock. All stock has a par value of $0.0001 per share. The holders of Class A Common Stock are entitled to one vote for each share of Class A Common Stock held. The holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval. No shares of preferred stock were issued and outstanding as of December 31, 2022.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Relating to the consummation of the Business Combination, the Company incurred $27.7 million in total transaction costs consisting of direct legal, accounting and other fees. $4.1 million of Legacy SoundHound transaction costs specific and directly attributable to the Business Combination were initially capitalized as deferred offering costs and included in Other non-current assets on the consolidated balance sheets. Total transaction expenses were recorded as an offset against proceeds received on the closing of the Business Combination, accounted for as additional paid-in capital.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Professional Services
Revenue from distinct professional services, such as non-integrated development services, is either recognized over time based upon the progress towards completion of the project, or at a point in time at project completion. The Company assesses distinct professional services to determine whether the transfer of control is over-time or at a point in time. The Company considers three criteria in making their assessment including (1) the customer simultaneously receives and consumes the benefits; (2) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (3) the Company’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If none of the criteria are met, revenue is determined to be recognized at a point in time.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs and percentage of completion based on input and output measures. During the year ended December 31, 2022, $2.2 million of professional service revenue was recognized over time, with the remaining $2.0 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the year ended December 31, 2021, $2.4 million of professional service revenue was recognized over time, with the remaining $4.7 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
Monetization
Monetization revenues are primarily derived from advertising payments associated with ad impressions placed on the SoundHound music identification application. The Company derives an immaterial amount of revenue from, sales commissions earned from song purchases facilitated by the SoundHound app and App store fees paid for ads-free downloads of the SoundHound music identification app. The amount of revenue is based on actual monetization generated or usage, which represent a variable consideration with constrained estimates. Therefore, the Company recognizes the related revenues at a point in time when advertisements are placed, when commissions are paid or when the SoundHound application is downloaded. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as a principal or an agent in the transaction. The Company has determined that it does not act as the principal in monetization arrangements because it does not control the transfer of the service and it does not set the price. Based on these factors, the Company reports revenue on a net basis.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2022 and 2021, revenue under each performance obligation was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Hosted services	$17,743	$12,764
Professional services	4,220	7,142
Monetization	844	1,291
Licensing	8,322	—
Total	$31,129	$21,197
For the years ended December 31, 2022 and 2021, the disaggregated revenue by geographic location was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Korea	$14,530	$2,460
Germany	4,134	7,526
United States	3,344	4,030
Japan	3,866	3,797
France	4,023	2,616
Other	1,232	768
Total	$31,129	$21,197
For the years ended December 31, 2022 and 2021, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Over time	$19,955	$15,210
Point-in-time	11,174	5,987
Total	$31,129	$21,197
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenue is derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenue from Product Royalties is based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenue is generated through Houndified Services, which include customer services, food ordering, content, appointments, and voice commerce. Subscription revenue is derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenue from Monetization is generated from the SoundHound music identification app and is primarily attributable

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to user ad impression revenue. For the years ended December 31, 2022 and 2021, the disaggregated revenue by service type was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Product royalties	$28,447	$18,356
Service subscriptions	1,838	1,550
Monetization	844	1,291
Total	$31,129	$21,197
Contract Balances
The Company performs its obligations under a contract with a customer by licensing access to software or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset or a contract liability. During the year ended December 31, 2022, we recognized $7.6 million of licensing revenue from our Houndify Edge solution, which we delivered to a customer during the second half of 2022, related to minimum guarantee units to be utilized over the life of the contract and resulted in a corresponding increase in our contract assets balance. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the consolidated financial statements.
Revenue recognized included in the deferred revenue balance at the beginning of the reporting period for the years ended December 31, 2022 and 2021 was $6.4 million and $14.9 million, respectively. As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $20.7 million. Given the applicable contract terms, $8.1 million is expected to be recognized as revenue within one year, $9.3 million is expected to be recognized between two to five years and the remainder of $3.3 million is expected to be recognized after five years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$20,946	$20,571
Software and voice recordings	9,420	8,687
Leasehold improvements	3,850	3,567
Furniture and fixtures	761	729
Total property and equipment, at cost	34,977	33,554
Less: accumulated depreciation and amortization	(31,530)	(27,399)
Total property and equipment, net	$3,447	$6,155
Property and equipment, net includes assets under finance lease obligations (see Note 14 for additional information) with an aggregate cost of approximately $0.6 million and $16.6 million and accumulated depreciation of approximately $0.3 million and $13.9 million as of December 31, 2022 and 2021, respectively. Depreciation and amortization expense totaled approximately $4.0 million and $5.5 million for the years ended December 31, 2022 and 2021, respectively.
6.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation expenses	$6,134	$3,802
Accrued interest	236	1,369
Accrued vendor payables	1,002	1,109
Accrued professional services	89	934
Other accrued liabilities	1	84
	$7,462	$7,298
7.    COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Aggregate non-cancelable future minimum payments were as follows as of December 31, 2022 (in thousands):

2023	$7,000
2024	11,000
2025	14,000
2026	16,000
2027	24,000
Thereafter	24,000
Total	$96,000
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
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.1 million as of December 31, 2022 and 2021.
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
The Company recorded the warrants initially at fair value as paid-in-capital on the consolidated balance sheets based on the allocation of its relative fair value of the debt proceeds. See Note 10 for additional information on the fair value calculation. The fair value in relation to the SVB March 2021 Note was allocated to the notes as a discount. The fair

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value in relation to the SCI June 2021 Note was capitalized as an asset, as the underlying debt bears similarity to a revolving commitment. As the warrants were classified as equity, they are not subject to remeasurement at the end of each reporting period. The initial allocated fair value of the warrants as of March 31, 2021 and June 14, 2021 was $2.3 million and $1.5 million, respectively. The warrants had a ten-year expiration date from the applicable closing date of March 2031 and June 2031, respectively.
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
Subsequent to the closing of the Business Combination, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock. As of December 31, 2022, there were 3,457,996 Public Warrants issued and outstanding.
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
Pursuant to ASC 815, the Private Warrants were initially considered a liability instrument as they met the definition of a derivative. Upon the Closing of the Business Combination, the Company modified its Private Warrants to be identical to its Public Warrants. Therefore, the Private Warrants met requirements for classification as equity instruments, as they are indexed to the Company’s stock. As of December 31, 2022, there were 208,000 Private Warrants issued and outstanding.
9.    CONVERTIBLE NOTES AND NOTE PAYABLE
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company evaluated whether the SNAP June 2020 Note contains embedded features that meet the definition of derivatives under ASC 815, Derivatives and Hedging. The Conversion Feature qualifies as a derivative as it continuously resets as the underlying stock price increases or decreases so as to provide a variable number of shares for a fixed value of equity to the holders at any conversion date. As such, the Conversion Feature is bifurcated and accounted for as a derivative liability to be remeasured at the end of each reporting period. The Company recorded the bifurcated Conversion Feature initially at fair value with the residual value being allocated to the SNAP June 2020 Note as a debt discount. The fair value of the Conversion Feature upon issuance in September 2020 was $2.5 million, which was recorded as a derivative liability on the Company’s consolidated balance sheet. The Redemption Feature of the SNAP June 2020 Note does not meet the definition of a derivative. Therefore, the Redemption Feature is not bifurcated.
The total amount of debt discount at issuance for the SNAP June 2020 Note was $2.5 million. The Company amortized the aggregate debt discount using the effective interest method. The Company recognized total interest expense of $0.7 million associated with the SNAP June 2020 Note for the year ended December 31, 2022, out of which $0.4 relates to amortization of the debt discount. The Company recognized total interest expense of $2.0 million associated with the SNAP June 2020 Note for the year ended December 31, 2021, out of which $1.3 million relates to amortization of the debt discount. The debt discount related to the SNAP June 2020 Note is amortized over the life of the instrument, beginning at note issuance and ending on April 26, 2022, the date on which the note was converted.
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
As a result of the Business Combination, on the Closing Date, the SNAP June 2020 Note conversion feature was triggered, as total proceeds from the Business Combination exceeded the minimum amount to qualify as a SNAP June 2020 Note Qualified Financing. As a result, on the Closing Date, all outstanding principal of $15.0 million and accrued interest of $1.4 million were converted into 2,046,827 shares of Class A Common Stock. In addition, the remaining debt discount of $0.2 million and related derivative liability with fair value of $4.1 million as of the Closing Date were extinguished.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the unamortized debt discount, fair value of conversion feature, and accrued interest as of April 26, 2022 and December 31, 2021 (in thousands).

	April 26, 2022	December 31, 2021
Unamortized debt discount	$230	$657
Fair value of conversion feature	$4,094	$3,488
Accrued interest	$1,375	$1,136
Accrued interest is included in accrued liabilities on the consolidated balance sheets to reflect the classification of the SNAP June 2020 Note as short-term in nature on December 31, 2021.
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
The loan bears interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. As of December 31, 2022, the interest rate was 13.25%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. The Company recorded stated interest expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 of $2.8 million and $4.5 million, respectively, of which $0.2 million remained unpaid as accrued interest at December 31, 2022 and 2021. The total amount of debt discount at issuance was $3.5 million. During the years ended December 31, 2022 and 2021, the Company recorded $1.0 million and $2.4 million in interest expense related to the debt discounts, respectively.
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
The loan bears interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. As of December 31, 2022, the interest rate was 13.25%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. The Company incurred and paid $1.5 million and $0.3 million in stated interest in the

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively.
As the warrants and discounts of $2.2 million are directly attributable to the total commitment of $15.0 million, the Company has presented its unamortized debt issuance cost associated with this note as a current asset, recorded as debt issuance cost on the consolidated balance sheets. The Company is amortizing the cost on a straight-line basis from the issuance date through the maturity date of May 31, 2025. The Company recorded $0.8 million and $1.0 million in interest expense related to the debt discounts during the years ended December 31, 2022 and 2021, respectively.
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
As a result of the Business Combination, the SNAP June 2020 Note converted into the Company’s securities on the Closing Date. As the SNAP June 2020 Note was not paid in full and did not mature on June 26, 2022 due to its conversion, the maturity date of the SCI June 2021 Note is May 31, 2025. Additionally, as the Company and its Agent did not mutually consent to the equity conversion that could have been triggered by the Business Combination, the conversion feature no longer existed subsequent to the Closing Date. As of December 31, 2022, the SCI June 2021 Note was classified as a note payable.
The below tables summarize the Company’s debt balances (in thousands):

	December 31, 2022
	SVB March 2021 Note	SCI June 2021 Note	Total
Notes payable, current portion	$12,000	$4,718	$16,718
Notes payable, net of current portion	10,050	8,261	18,311
Unamortized loan discount	(62)	—	(62)
Total	$21,988	$12,979	$34,967
Unamortized debt issuance cost recorded as an asset	$—	$295	$295

December 31, 2021
SVB March 2021 Note
Note payable, current portion	$31,050
Unamortized loan discount	(1,086)
Carrying value	$29,964

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	SNAP June 2020 Note	SCI June 2021 Note	Total
Convertible notes, current portion	$15,000	$15,525	$30,525
Unamortized loan discount	(657)	—	(657)
Total	$14,343	$15,525	$29,868
Unamortized debt issuance cost recorded as an asset	$—	$1,132	$1,132
Additionally, interest expense on the consolidated statements of operations and comprehensive loss is inclusive of stated interest incurred on the Company’s debt instruments during the relevant periods, as well as the amortization of debt discounts and issuance costs. The life of each instrument may be shortened if a lender demands payment if certain events occur that are outside the control of the Company.
10.    FAIR VALUE MEASUREMENTS
The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,863	$—	$—
Liabilities:
Derivative liability	—	—	(3,488)
Total	$4,863	$—	$(3,488)
There were no financial instruments measured or disclosed at fair value on a recurring basis as of December 31, 2022.
The fair values of the derivative liabilities were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy.
Series C Warrants (April 2013 and November 2013)
In December 2021, the Series C Warrants were fully exercised. Immediately prior to their exercise, the Company revalued the warrants to their intrinsic value, resulting in a change in fair value of $3.8 million. This change in fair value was recorded as a component of other expense, net, in the accompanying consolidated statements of operations and comprehensive loss. The warrants were recorded as Series C Preferred Stock at their fair value of $5.8 million upon net share settlement.
Common Stock Warrants (SVB March 2021 Note and SCI June 2021 Note)
The Company issued common stock warrants in connection with the SVB March 2021 Note and SCI June 2021 Note (See Note 8 for additional information). The SVB March 2021 Note and SCI June 2021 Note warrants were recorded based on the allocation of its relative fair of the debt proceeds of $2.3 million and $1.5 million, respectively. The warrants were classified as equity instruments at inception with a corresponding discount recorded at issuance against the outstanding notes in connection with the SVB March 2021 Note or as an asset in connection with the SCI June 2021 Note. The common stock warrants are not subject to remeasurement at each subsequent balance sheet date due to their classification as equity instruments as they are considered indexed to the Company’s stock. The SVB March 2021 Note warrants expire in March 2031 and the SCI June 2021 Note warrants expire in June 2031.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company determined the fair value of the SVB March 2021 Note and SCI June 2021 Note common stock warrants at issuance using the Black-Scholes option-pricing model using the following assumptions:

SVB March 2021 Note Common Stock Warrants
Expected dividend rate	0%
Risk-free interest rate	1.74%
Expected volatility	47%
Expected term (in years)	10

SCI June 2021 Note Common Stock Warrants
Expected dividend rate	0%
Risk-free interest rate	1.51%
Expected volatility	47%
Expected term (in years)	10
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

December 31, 2021
Probability of Next Equity Financing	3%
Probability of SPAC/PIPE	95%
Probability of IPO	2%
100%
Weighted average term (years)	0.27
Weighted average discount rate	25%
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
On April 26, 2022, the Closing of the Business Combination, the embedded derivative was valued at fair value which was equivalent to its intrinsic value. The embedded derivative had a fair value of $4.1 million. As the Closing of the Business Combination triggered the Conversion Feature contained within the SNAP June 2020 Note, therefore converting the note’s principal to equity, the embedded derivative associated with the note was extinguished. The Company recorded the remeasurement of derivative liabilities in other expense, net on the consolidated statements of operations and comprehensive loss. The fair value of the embedded derivative was recorded as additional paid-in capital upon extinguishment on the consolidated balance sheet.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the fair value remeasurement of the embedded derivative for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Remeasurement of conversion feature – loss	$(606)	$(1,108)
The following table sets forth a summary of changes in fair value of the Company’s derivative liability and warrant liability for which fair value was determined by Level 3 inputs:

	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$2,380	$2,004
Change in fair value	1,108	3,812
Exercise of warrants	—	(5,816)
Balance as of December 31, 2021	3,488	—
Change in fair value	606	—
Extinguishment of embedded derivative upon conversion of convertible note	(4,094)	—
Balance as of December 31, 2022	$—	$—
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.
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
Upon the closing of the Business Combination, the outstanding shares of Series A, B, C, C-1, D, D-1, D-2, and D-3 preferred stock were converted into 106,949,326 shares of SoundHound Class A Common Stock at the exchange ratio of 5.5562. Shares Authorized and Shares Issued above have been retroactively adjusted to reflect the exchange. As a result of the conversion of the Legacy SoundHound redeemable convertible preferred stock, the Company reclassified the amount of redeemable convertible preferred stock to additional paid in capital.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Upon the consummation of the Business Combination, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The number of authorized shares of preferred stock may also be increased or decreased by the affirmative vote of the holders of a majority of the voting power of all the then-outstanding shares of capital stock of the Company entitled to vote thereon, without a separate vote of the holders of preferred stock. Any new series of preferred stock may be designated, fixed and determined as provided by the Board without approval of the holders of common stock or preferred stock. The preferred stock holders have the rights to elect one or more directors as per the Company’s restated certificate of incorporation. The Company has no preferred stock outstanding as of December 31, 2022.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On April 26, 2022, the stockholders of the Company approved the SoundHound AI, Inc. 2022 Incentive Award Plan (the “2022 Incentive Plan”)(collectively, with the 2006 Plan and the 2016 Plan, the “Plans”), which became effective upon the Closing. The Company initially reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The Incentive Award Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the Incentive Award Plan Administrator determines are consistent with the purpose of the Incentive Award Plan and the interests of the Combined Company, or collectively, awards. As of December 31, 2022, the Company had 1,933,867 awards remaining for issuance under the 2022 Incentive Plan.
On April 26, 2022, the stockholders of the Company approved the SoundHound AI, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of December 31, 2022, we had not yet issued any shares pursuant to the ESPP.
Option Activity
Stock option activity under the Plans was as follows for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2020	28,772,180	$2.38
Granted	6,303,953	7.22
Exercised	(2,590,780)	0.96
Forfeited or cancelled	(2,123,948)	3.13
Outstanding, December 31, 2021	30,361,405	3.45
Granted	391,619	6.17
Exercised	(3,595,706)	1.16		$22,534
Forfeited or cancelled	(1,736,893)	4.63
Outstanding, December 31, 2022	25,420,425	$3.74	6.32	$1,448
Exercisable, December 31, 2022	18,952,826	3.04	5.65	1,448
Options exercised early are subject to the vesting provisions mentioned above, and any unvested shares are subject to repurchase at the original price upon termination of employment, death, or disability. There were no option exercises during the year ended December 31, 2022 and 2021 that were subject to repurchase.
The weighted average grant date fair value per option granted was $3.11 and $3.06, during the years ended December 31, 2022 and 2021, respectively. The total fair value of options vested was approximately $9.9 million and

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$5.4 million, during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the unamortized expense related to outstanding options was $15.3 million. The weighted average remaining amortization period over which the balance as of December 31, 2022 is to be amortized is 2.33 years.
For the purpose of determining the estimated fair value of share-based payment awards issued in the form of stock options, the Company uses the Black-Scholes option-pricing model. The assumptions under the Black-Scholes option-pricing model during the years ended December 31, 2022 and 2021 were as follows for option awards:

	Year Ended December 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	51%	42%
Expected term (years)	5.88	6.01
Risk free interest rate	2.58%	1.14%
ESPP Activity
For the purpose of determining the estimated fair value of ESPP shares, the Company uses the Black-Scholes option-pricing model. The assumptions under the Black-Scholes option-pricing model during the year ended December 31, 2022 were as follows for ESPP awards:

Year Ended
December 31, 2022
Dividend yield	0%
Expected volatility	77%
Expected term (years)	0.52
Risk free interest rate	4.53%
Restricted Stock Unit Activity
Restricted stock unit activity under the Plans was as follows for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	—	$—
Granted	20,416,417	4.26
Vested	(2,516,191)	4.99
Forfeited	(1,183,843)	4.46
Outstanding, December 31, 2022	16,716,383	$4.14
The Company recorded stock-based compensation expense of $0.4 million related to Performance-Based RSUs during the year ended December 31, 2022. Unamortized expense related to Performance-Based RSUs was $7.1 million as of December 31, 2022.
To derive the fair value of Market-Based RSUs, the Company applies a Monte Carlo simulation to determine the grant date fair value. Stock-based compensation related to Market RSUs is recognized over the derived service period.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The assumptions under the Monte Carlo simulation model and the calculated fair value of the Market-Based RSUs granted to employees during the year ended December 31, 2022 were as follows:

Year Ended
December 31, 2022
Expected volatility	52%
Expected term (years)	4
Drift rate	2.9%
The weighted average grant date fair value of the Market-Based RSUs was $3.91. The Company recorded $1.1 million in stock-based compensation expense related to Market-Based RSUs during the year ended December 31, 2022. Unamortized expense related to Market-Based RSUs was $2.6 million as of December 31, 2022.
During the year ended December 31, 2022, the fair value of RSUs that vested was $12.0 million. During the year ended December 31, 2022, the Company recorded $19.0 million, of stock-based compensation related to RSUs. As of December 31, 2022, the unamortized expense related to RSUs was $55.6 million. The weighted average remaining amortization period over which the balance as of December 31, 2022 is to be amortized is 2.84 years.
Compensation Costs
The Company’s founders held 7,270,503 of Legacy SoundHound common stock pre-conversion prior to the Business Combination. The founders exchanged their shares for Legacy SoundHound Class B common stock immediately prior to the closing of the business combination. Upon the Business Combination, the founders exchanged their Legacy SoundHound Class B shares in exchange for 40,396,600 shares of Class B Common Stock according to the Conversion Ratio. As the Class B Common Stock shares have ten votes per share, the exchange resulted in incremental stock-based compensation expense of $1.0 million which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.
Stock-based compensation is classified in the following operating expense accounts on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$99	$—
Sales and marketing	2,794	509
Research and development	13,986	4,434
General and administrative	11,913	1,379
Total	$28,792	$6,322
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Aggregate non-cancelable future minimum lease payments under operating and finance leases were as follows as of December 31, 2022 (in thousands):

	Operating Lease	Finance Lease
Year Ending December 31:
2023	$3,758	$189
2024	3,234	122
2025	914	8
2026	458	—
2027	458	—
Thereafter	1,225	—
Total	10,047	319
Less: imputed interest	(1,050)	(31)
Present value of lease liabilities	8,997	288
Less: current portion	(3,282)	(160)
Lease liabilities, net of current portion	$5,715	$128
The components of lease cost were as follows during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$3,423	$3,654
Short-term lease cost	$466	$524

Finance lease cost:
Amortization of finance leased assets	$995	$2,575
Interest on lease liabilities	$79	$472
The table below presents additional information related to our leases as of December 31, 2022:

	Operating Lease	Finance Lease
Weighted average remaining lease term (years)	3.83	1.82
Weighted average discount rate	5.89%	10.80%
The Company’s rent expense totaled approximately $3.9 million and $4.2 million during the years ended December 31, 2022 and 2021, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    OTHER EXPENSE, NET
Other expense, net on the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Other expense, net:
Interest income	$390	$7
Change in fair value of derivative and warrant liability	(606)	(4,920)
Other income (expense), net	32	(502)
Total other expense, net	$(184)	$(5,415)
16.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss (in thousands)	$(115,373)	$(79,540)
Denominator:
Weighted average shares outstanding – basic and dilutive	157,317,695	67,255,538
Basic and diluted net loss per share	$(0.73)	$(1.18)
For the years ended December 31, 2022 and 2021, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Stock options	25,420,425	30,361,405
Restricted stock units	16,716,383	—
Estimated ESPP stock units	476,636	—
Common stock warrants	3,665,996	1,063,214
Redeemable convertible preferred stock	—	106,949,326
Total	46,279,440	138,373,945

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES
The following is a geographical breakdown of loss before income taxes:

	Year Ended December 31,
	2022	2021
Domestic	$(115,624)	$(79,962)
Foreign	3,140	878
	$(112,484)	$(79,084)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021
Current provision:
Federal	$—	$—
State	7	5
Foreign	755	339
Total current provision	$762	$344
Deferred provision:
Federal	$—	$—
State	—	—
Foreign	2,127	112
Total deferred provision	$2,127	$112
Total provision for income taxes	$2,889	$456
Effective income tax expense rate	(2.6)%	(0.6)%
The Company has incurred net pre-tax losses in the United States only for all periods presented. The Company recorded an income tax expense of $2.9 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, which reflects withholding tax paid on the U.S. books for sales in foreign jurisdictions and estimated 2022 income tax related to foreign subsidiaries.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before income taxes as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21%	21%
Tax provision at statutory rate	$(23,622)	$(16,608)
State income tax rate	7	5
Foreign withholding and income tax	2,298	388
Foreign rate differential	(115)	—
Research and development credits	(1,731)	(1,605)
Change in valuation allowance	24,272	15,804
Stock based compensation	1,540	728
Permanent book tax differences	470	996
Other	(230)	748
	$2,889	$456
The components of our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$79,060	$70,808
Research and development credits	13,809	10,650
Property and equipment and intangible assets	178	91
Deferred revenue	1,612	3,662
Contract liability	—	1,154
Share-based compensation	3,062	1,235
Operating lease liabilities	2,106	2,861
Section 174 research and development capitalization	13,319	—
Accruals and reserves	888	863
Other	23	—
Total deferred tax assets	114,057	91,324
Valuation allowance	(112,204)	(86,695)
Total deferred tax assets, net	1,853	4,629
Deferred tax liabilities:
Right-of-use assets	(1,811)	(2,460)
Total deferred tax liabilities	(1,811)	(2,460)
Net deferred tax assets	$42	$2,169
Recorded as:
Non-current deferred tax assets	$55	$2,169
Non-current deferred tax liabilities (included as a component of Other liabilities)	(13)	—
Net deferred tax assets	$42	$2,169

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on available objective evidence, management believes it is more-likely-than-not that the domestic federal and state deferred tax assets; and excess Canadian SR&ED tax credits will not be fully realized due to the Company’s cumulative losses and inability to utilize excess tax credits. Accordingly, the Company has provided a valuation allowance on deferred tax assets in excess of deferred tax liabilities against its federal and state deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $25.5 million and by $17.9 million for the years ended December 31, 2022 and 2021, respectively.
The Company capitalized research and development expenditures incurred during the year ended December 31, 2022 and amortizes such expenditures over 5 or 15 years, as applicable, pursuant to Section 174 of the Internal Revenue Code as required by the 2017 Tax Cuts and Jobs Act. The mandatory capitalization requirement did not have a material impact on our net deferred tax assets or cash tax liabilities.
The Company is not asserting permanent reinvestment of its unrepatriated foreign earnings. As of December 31, 2022, the Company anticipated that the tax liability associated with any potential repatriation of foreign earnings is not material.
As of December 31, 2022, the Company had net operating loss carry forwards of approximately $344.6 million and $106.9 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carry forwards will start to expire in 2025 and 2028, respectively, with the exception of $256.0 million in federal net operating loss carryforwards, which can be carried forward indefinitely.
The Company also had federal and state research and development credit carry forwards of approximately $11.4 million and $9.1 million, respectively, at December 31, 2022. The federal credits will expire starting in 2029 if not utilized. State research and development tax credits can be carried forward indefinitely.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. The Company’s net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2022, the tax years 2006 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.
Changes in gross unrecognized tax benefits during the periods presented were as follows (in thousands):

Balance as of December 31, 2020	$4,301
Increase for tax positions of prior years	36
Increase for tax positions of current year	731
Balance as of December 31, 2021	5,068
Increase for tax positions of current year	1,062
Balance as of December 31, 2022	$6,130
These unrecognized tax benefits, if recognized, would not affect the effective tax rate and would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. As of December 31, 2022, the Company has not accrued any interest or penalties. The Company does not anticipate any significant change in the Company’s uncertain tax positions within 12 months of this date.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the six months ended June 30, 2022, we recognized revenue from the companies of $5.2 million. During the year ended December 31, 2021, we recognized revenue from the companies of $7.0 million. As of December 31, 2021, we had accounts receivable and deferred revenue balances related to the companies of $0.6 million and $15.2 million, respectively.
19.    SUBSEQUENT EVENTS
Restructuring
On January 5, 2023, SoundHound announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40%.
The Company estimates that it will incur approximately $4.5 million to $5.5 million in charges in connection with the Restructuring Plan, of which the majority is expected to be incurred in the first quarter of 2023 and consists of severance payments, employee benefits and share-based compensation. Of the aggregate amount of charges that the Company estimates it will incur in connection with the Restructuring Plan, the Company expects that approximately $2.0 million to $3.0 million will be in cash expenditures.
Issuance of Preferred Stock
On or around January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for an aggregate issue price of approximately $25.0 million. Our Chief Financial Officer, Nitesh Sharan, and one of our directors, Eric Ball, each participated in the Transaction, purchasing 3,334 shares of Series A Preferred Stock each for $100,000 each.
The Purchase Agreements contain customary representations, warranties and covenants. The shares of Series A Preferred Stock were issued and sold in a private placement exempt from the registration requirements of the Securities Act. The Company does not intend to register the shares of Series A Preferred Stock or the underlying Common Stock for resale under the Securities Act.
Equity Line of Credit
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A common stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares was declared effective. The Company expects to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through March 17, 2023, the Company has sold approximately 8.8 million shares under the ELOC program for aggregate proceeds of approximately $24.9 million.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In connection with the execution of the Common Stock Purchase Agreement, the Company issued CFPI 250,000 shares as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The Company has also agreed to make a cash payment of $250,000 within 120 days after the commencement date of the offering and to reimburse CFPI of up to $75,000 of expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on our management’s evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SoundHound have been detected.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Armanino LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and directors are listed below.

Name	Age	Position
Dr. Keyvan Mohajer	45	Director, Chief Executive Officer
James Hom	39	Director, Vice President of Products
Larry Marcus	57	Director
Diana Sroka	49	Director
Dr. Eric Ball	59	Director
Dr. Majid Emami	46	Vice President of Engineering
Timothy Stonehocker	42	Chief Technology Officer
Nitesh Sharan	48	Chief Financial Officer
Michael Zagorsek	48	Chief Operating Officer
Dr. Keyvan Mohajer. Dr. Keyvan Mohajer has been our Chief Executive Officer and a member of the Board since the consummation of the Business Combination in April 2022. Dr. Mohajer has served as SoundHound’s Chief Executive Officer and a member of the SoundHound board of directors (the “SoundHound Board”) since 2005, when he co-founded SoundHound. Dr. Mohajer is a technical founder and visionary entrepreneur with over 20 years of experience scaling multiple companies. Dr. Mohajer is a key contributor to SoundHound’s core technologies, with over 90 patents granted or pending. In 2017, Dr. Mohajer was named a “Top 40 Under 40” business leader by Silicon Valley Business Journal. Dr. Mohajer received his Bachelor of Science degree in Electrical Engineering from the University of Toronto in 2000, his Master of Science from Stanford University in 2002 and his Ph.D. in Electrical Engineering from Stanford University in 2007.
James Hom. James Hom has been a member of the Board and Vice President of Products since the consummation of the Business Combination in April 2022. Mr. Hom, one of SoundHound’s co-founders, has served as Vice President of Products and a member of the SoundHound Board since 2006. As Vice President of Products, Mr. Hom leads product development and advancement for the Houndify Voice AI platform and multiple business-to-consumer products. Mr. Hom earned his Bachelor of Science Degree in Computer Science from Stanford University in 2005.
Larry Marcus. Larry Marcus has been a member of the Board since the consummation of the Business Combination in April 2022. Prior to that, Mr. Marcus served as a member of the Legacy SoundHound Board since 2009. He is a Co-founder and Managing Director of Marcy Venture Partners, a San Francisco-based venture capital firm investing in consumer, culture and positive impact businesses since February 2018. Since June 2000, Mr. Marcus has also been a Managing Director at Walden Venture Capital. Previously, Mr. Marcus was a digital media sell-side equity research analyst at Deutsche Bank Alex Brown from 1995 to 2000. Mr. Marcus currently serves, and in the past has served, on the boards of directors of a number private companies, some of which have gone on to become public companies. Mr. Marcus received his Bachelor of Arts in Political Economy of Industrial Societies in 1987 and his Master of Business Administration in 1993, both from the University of California, Berkeley. We believe that Mr. Marcus is well qualified to serve as a member of the Board because, as a member of the Legacy SoundHound Board, he has extensive knowledge of the Company’s business, and also because of this significant venture capital and finance experience.
Diana Sroka. Diana Sroka has been a member of the Board since the consummation of the Business Combination in April 2022. In 2001, Ms. Sroka joined HP Inc. (“HP”) (f/k/a Hewlett-Packard Company) (NYSE:HPQ), a global technology company based in Palo Alto, California, and has held various leadership roles in finance and business functions within HP. Since November 2020, Ms. Sroka has served as the Global Head of Consumer Printer Services. Prior to that, from March 2017 to November 2020, Ms. Sroka served as HP’s Chief Executive Officer’s Chief of Staff, where she was responsible for regular review and approval of internal Sarbanes-Oxley Act controls related to matters managed by the Executive Leadership Team. Prior to serving as Chief of Staff, Ms. Sroka served as an Investor Relations Officer on HP’s Investor Relations team commencing in June 2014. From November 2015 through March 2017, she served as HP’s Head of Investor Relations. Prior to her employment at HP, Ms. Sroka was a Business Planning Analyst for Visteon Corporation and a Product Engineer with Ford Motor Company. Ms. Sroka earned her Bachelor of Science Degree in Mechanical

Engineering from Pennsylvania State University in 1995 and her Master of Business Administration Degree from the University of Michigan in 2000. We believe that Ms. Sroka is well qualified to serve as a member of the Board because she has extensive background in accounting, financial management and internal accounting controls.
Dr. Eric R. Ball. Dr. Eric R. Ball has been a member of our Board since our IPO in 2021. Since 2016, Dr. Ball has been the General Partner of Impact Venture Capital, a Silicon Valley based venture firm investing in early-stage applied-AI start-up companies. From 2015 until 2016, Dr. Ball served as the Chief Financial Officer for C3 AI, an enterprise AI software provider. From 2005 to 2015, Dr. Ball served as Senior Vice President and Treasurer for Oracle. Prior to 2005, Dr. Ball served in a variety of finance roles at Flextronics International, Cisco Systems, Avery Dennison, and AT&T. Dr. Ball has served as the Chairman of the Board of CapConnect+, a start-up company that is focused on linking corporate bond issuers to their institutional buyers, since 2020. Dr. Ball also served as an advisor to Kyriba, a private treasury management software provider from 2017 until November 2022. Dr. Ball also served as a board member and Audit Chairman of Glu Mobile Inc, a developer and publisher of mobile games from 2013 until April 2021. Dr. Ball received his Ph.D. in management at the Drucker-Ito School of Claremont Graduate University. Dr. Ball received his MBA in finance and MA in economics at the University of Rochester. Dr. Ball graduated with honors from the University of Michigan with a Bachelor of Arts degree in Economics. Dr. Ball is also the co-author of the book “Unlocking the Ivory Tower”. We believe that Dr. Ball is well-qualified to serve as a director of the company given his extensive finance, mergers and acquisition, investing and public company experience in the technology industry.
Dr. Majid Emami. Dr. Majid Emami has been Vice President of Engineering of the Company since the consummation of the Business Combination in April 2022. Dr. Emami is a co-founder of SoundHound and has served as Vice President of Engineering since 2006. Dr. Emami leads SoundHound’s research and development efforts related to speech recognition and machine learning and holds 16 patents related to Voice AI technology. Dr. Emami received a Bachelor of Science in Electrical Engineering in 2000 from the University of Toronto and a Masters and a Ph.D. in Electrical Engineering, with a focus in wireless communications, in 2007, both from Stanford University.
Timothy Stonehocker. Timothy Stonehocker has been Chief Technology Officer of the Company since the consummation of the Business Combination in April 2022. Mr. Stonehocker has served as SoundHound’s Chief Technology Officer since 2010. Mr. Stonehocker specializes in audio recognition algorithms, search technologies, and scalable systems, and has applied his experience to positions he has held since joining SoundHound in 2006, including as SoundHound’s Principal Search Architect before assuming his current role as Chief Technology Officer. Prior to SoundHound, Mr. Stonehocker worked on core order pipeline systems at Amazon, Inc. in Seattle and was part of the team of engineers that relocated to Palo Alto in 2004 to form the Amazon, Inc. subsidiary A9.com. He earned his Bachelor of Science Degree with distinction in Computer Science in 2003 and his Master of Arts in Music in 2003, both from Stanford University.
Nitesh Sharan. Nitesh Sharan has been Chief Financial Officer of the Company since the consummation of the Business Combination in April 2022. Mr. Sharan has served as the Chief Financial Officer at SoundHound since September 2021. In this capacity, Mr. Sharan oversees SoundHound’s accounting, financial planning, investor relations, treasury and capital planning functions. Prior to joining SoundHound, between May 2016 and September 2021, Mr. Sharan held several executive roles at Nike, Inc. including Treasurer, Head of Investor Relations and Chief Financial Officer of Global Operations. Prior to Nike Inc., Mr. Sharan was the Vice President and Assistant Treasurer at Hewlett-Packard Inc., from June 2001 to April 2016, and was a Senior Consultant at Accenture plc from 1996 to 2000. Mr. Sharan received a Bachelor of Science in Management from Case Western Reserve University in 1996 and a Master of Business of Administration from Northwestern University in 2001. He is a CFA® charterholder.
Michael Zagorsek. Michael Zagorsek has been Chief Operating Officer of the Company since the consummation of the Business Combination in April 2022. Mr. Zagorsek has served as SoundHound’s Chief Operating Officer since November 2020, where Mr. Zagorsek is principally responsible for company operations, oversight of business workflow, company planning, reporting, goal-setting, and strategy. Prior to assuming that role, Mr. Zagorsek was SoundHound’s Vice President of Product Marketing, from July 2016 to November 2020, in which capacity he was responsible for SoundHound’s marketing activities, including demand generation, product marketing, content marketing, public relations and design. Prior to SoundHound, Mr. Zagorsek was the Head of Product Marketing for Core Products at Square, Inc. from October 2014 to July 2016 and the Vice President of Product Marketing at Leap Motion Inc., from October 2012 to March 2014. From 2007 to 2012, Mr. Zagorsek was Director of Marketing Communications at Apple Inc., overseeing apple.com, email marketing, Apple Online Store and retail digital marketing communications. Mr. Zagorsek received a Bachelor of Commerce from Carleton University in 1998 and a Masters of Arts in International Business from Bradford University in 1998.

Family Relationships
Kamyar Mohajer, the brother of the Company’s CEO, Keyvan Mohajer, is an employee of SoundHound and serves as the Company’s Vice President of Corporate Strategy and International Expansion.
Board of Directors
Director Independence
Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Dr. Ball, Mr. Marcus and Ms. Sroka, are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with SoundHound and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions.”
Board of Directors
Our Board has one class of directors, with each director being elected in each year and serving a one-year term.
Role of Board in Risk Oversight Process
We face a number of risks, including those described under the caption “Risk Factors” contained elsewhere in this Annual Report. Our Board believes that risk management is an important part of establishing, updating and executing on our business strategy. Our Board has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations, and the financial condition and performance of our company. Our Board focuses its oversight on the most significant risks facing us and on our processes to identify, prioritize, assess, manage and mitigate those risks. Our Board receives regular reports from members of our senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While our Board has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.
Committees of the Board of Directors
The standing committees of our Board consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition of each committee is set forth below. Committee charters are available on our investor relations website at investors.soundhound.com.
Audit Committee
Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Dr. Ball, Mr. Marcus and Ms. Sroka, each of whom is an independent director and is “financially literate” as defined under the Nasdaq listing standards. Dr. Ball serves as chair of the Audit Committee. Our Board has determined that Dr. Ball, qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
The audit committee’s duties are specified in our Audit Committee Charter.
Compensation Committee
Our Compensation Committee consists of Mr. Marcus and Dr. Ball, each of whom is an independent director under Nasdaq’s listing standards, and Mr. Marcus serves as chair of the Compensation Committee. The functions of the Compensation Committee are set forth in a Compensation Committee Charter.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Mr. Marcus, and Dr. Ball, each of whom is an independent director under Nasdaq’s listing standards. Mr. Marcus serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.
The guidelines for selecting nominees, including nominees who will permit the Continuing Company to comply with applicable Nasdaq diversity standards, will be specified in the Nominating and Corporate Governance Committee Charter.
Code of Business Conduct and Ethics
We have adopted a new Code of Ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is available on our website at www.soundhound.com. A printed copy of the Code of Ethics available to any stockholder who so requests. Requests for a printed copy may be directed to: 5400 Betsy Ross Drive, Santa Clara, CA 95054 Attention: Dr. Keyvan Mohajer.
If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at www.soundhound.com. The information on this website is not part of this Annual Report.
Officer and Director Compensation
Our Board adopted a nonemployee director compensation program (the “Director Compensation Policy”). The Director Compensation Policy is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward non-employee directors who contribute to our long-term success. The Director Compensation Policy provides for an annual cash retainer for all non-employee directors, in addition to equity grants determined by the compensation committee and reimbursement for reasonable expenses incurred in connection with attending Board and committee meetings. Our Board expects to review non-employee director compensation periodically to ensure that non-employee director compensation remains competitive such that we are able to recruit and retain qualified directors.
Our policies with respect to the compensation of its executive officers are administered by our Board in consultation with its compensation committee. We may also rely on data and analyses from third parties, such as compensation consultants, in connection with its compensation programs. We intend to design and implement programs to provide for compensation that is sufficient to attract, motivate and retain executives and potentially other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.
Item 11. Executive Compensation
To achieve the Company’s goals, we are in the process of designing a compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share its philosophy and desire to work towards achieving our goals. We believe our compensation program should promote our success and align executive incentives with the long-term interests of our stockholders. Legacy SoundHound’s compensation arrangements consisted principally of a base salary, an annual cash incentive bonus and equity compensation, as described below.
Legacy SoundHound’s board of directors (the “Legacy SoundHound Board”) had historically determined the compensation of Legacy SoundHound’s executive officers. Subsequent to the Business Combination, our Board has determined the compensation of our executive officers. For the year ended December 31, 2022, SoundHound AI’s named executive officers were Dr. Keyvan Mohajer, Chief Executive Officer, Nitesh Sharan, Chief Financial Officer, and Zubin Irani, Chief Revenue Officer.
This section provides an overview of our executive compensation arrangements with our executive officers, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. This section may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. See “New Employment Agreements with Named Executive Officers” below for information regarding our current compensation arrangements with named executive officers.
Summary Compensation Table for Fiscal Years 2021 and 2022
The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2021 and 2022.

Name and Position	Fiscal Year	Salary(1) ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)
Dr. Keyvan Mohajer, CEO	2021	260,000	—	—	—	—	260,000
	2022	381,042	—	10,054,500	—	—	10,435,542
Nitesh Sharan, CFO	2021	83,333(4)	75,000(5)	—	952,070	—	1,110,403
	2022	328,958	75,000	4,302,250	—	—	4,706,208
Zubin Irani, CRO(6)	2021	81,167	75,000	—	634,713	—	790,880
	2022	319,146	—	5,096,250	—	—	5,415,396
(1)Includes a 15% reduction in salary beginning in December 2022.
(2)The amounts disclosed represent the aggregate grant date fair value of stock awards granted to our named executive officers during the fiscal year ended December 31, 2022 under our 2022 Incentive Plan, calculated in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock awards are set forth in the notes to our audited financial statements included elsewhere in this Annual Report. This amount includes performance based stock awards which are not anticipated to vest as of the date of this Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.
(3)The amounts disclosed represent the aggregate grant date fair value of stock options granted to our named executive officers during the fiscal year ended December 31, 2021 under our 2016 Incentive Plan, calculated in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in the notes to our audited financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.
(4)Mr. Sharan assumed responsibilities as Legacy SoundHound’s Chief Financial Officer in October 2021. Pursuant to his offer letter, Mr. Sharan’s annual salary was $300,000.
(5)Mr. Sharan received a $75,000 sign-on/retention payment.
(6)Mr. Irani’s employment status was changed to an advisor on February 3, 2023.
Narrative Disclosure to Summary Compensation Table
Agreements with the Company’s Named Executive Officers as of December 31, 2022
Our Chief Executive Officer was party to an employment Agreement with Legacy SoundHound and then SoundHound AI through June 2, 2022. Our Chief Financial Officer and Chief Revenue Officer were parties to letter agreements with Legacy SoundHound and then SoundHound AI through June 2, 2022, provided that the letter agreement with Mr. Zubin Irani, our Chief Revenue Officer was not effective until January 5, 2022.
New Employment Agreements with Named Executive Officers
On June 2, 2022, our Compensation Committee and full Board approved certain compensation adjustments for its named executive officers. The Company also entered into new employment letter agreements with Dr. Keyvan Mohajer, the Company’s Chief Executive Officer; Mr. Nitesh Sharan, the Company’s Chief Financial Officer; and Mr. Zubin Irani, the Company’s Chief Revenue Officer, which replaced and superseded all prior employment agreements with such named executive officers. In addition, the Board adopted and approved a Non-Employee Director Compensation Policy.
Employment Agreement with Keyvan Mohajer, Chief Executive Officer
Under Dr. Mohajer’s employment agreement (the “June 2022 CEO Employment Agreement”), Dr. Mohajer receives a base salary of $450,000, effective retroactively as of May 1, 2022. In addition, Dr. Mohajer is eligible to earn an annual incentive bonus, with a target equal to 100% of his annual base salary as then in effect, with a maximum payout at 150% of his annual base salary as then in effect. The annual bonus will be determined by the Company in its sole discretion based upon achievement of performance objectives to be determined by the Company.
The June 2022 CEO Employment Agreement provides for the grant to Dr. Mohajer of 720,000 restricted stock units (the “RSUs”) under the SoundHound AI, Inc. 2022 Incentive Award Plan (the “2022 Incentive Award Plan”), which grant became effective upon the filing of the Company’s Registration Statement on Form S-8 (the “Form S-8”) filed with the Securities and Exchange Commission (“SEC”) on July 20, 2022 to register shares under the 2022 Incentive Award Plan. The RSUs have a 10-year term and 4-year vesting period, vesting in equal quarterly installments with vesting measured from the vesting commencement date of May 1, 2022, subject to continued employment with the Company through each vesting date. In August 2022, Dr. Mohajer was granted an additional 450,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 10-year term and 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.
Dr. Mohajer was also granted 480,000 RSUs that are subject to performance-based vesting (the “PSUs”) under the Incentive Award Plan, which grant became effective upon the filing of the Form S-8 with the SEC. The PSUs have a four-year performance period and are subject to the following vesting schedule: (i) 25% if the Company achieves $100 million of GAAP revenue in a trailing 12 months; (ii) 25% if the Company is cash-flow positive in a trailing 12 months; (iii) 25% if the Company’s stock price reaches a 90-day average of $15; and (iv) 25% if the Company’s stock price reaches a 90-day average of $20.
In addition, Dr. Mohajer is eligible to participate in the standard benefit plans offered to similarly situated employees by the Company from time to time.
The June 2022 CEO Employment Agreement provides for “at will employment,” and specifies certain compensation following termination of employment, including potential severance payments of three months of Dr. Mohajer’s then current base salary and payment for three months of any COBRA premiums if Dr. Mohajer’s employment is terminated by the Company without “Cause” (as defined in the Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Dr. Mohajer has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Employment Agreement with Nitesh Sharan, Chief Financial Officer
Under Mr. Sharan’s employment agreement (the “June 2022 CFO Employment Agreement”), Mr. Sharan receives a base salary of $350,000, effective retroactively as of May 1, 2022. In addition, Mr. Sharan is eligible to earn an annual incentive bonus, with a target equal to 60% of his annual base salary as then in effect, with a maximum payout at 150% of his annual base salary as then in effect. The annual bonus will be determined by the Company in its sole discretion, based upon achievement of performance objectives to be determined by the Company.
The June 2022 CFO Employment Agreement provides for a grant to Mr. Sharan of 300,000 RSUs under the 2022 Incentive Award Plan, which grant became effective upon the filing of the Form S-8 with the SEC. The RSUs have a 10-year term and 4-year vesting period vesting in equal quarterly installments with vesting measured from the vesting commencement date of September 15, 2021, subject to continued employment with the Company through each vesting date. In August 2022, Mr. Sharan was granted an additional 225,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 10-year term and 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.
Mr. Sharan was also granted 200,000 PSUs under the 2022 Incentive Award Plan, which grant became effective upon the filing of the Form S-8 with the SEC. The PSUs have a four-year performance period and are subject to the following vesting schedule: (i) 25% if the Company achieves $100 million of GAAP revenue in a trailing 12 months; (ii)

25% if the Company is cash-flow positive in a trailing 12 months; (iii) 25% if the Company’s stock price reaches a 90-day average of $15; and (iv) 25% if the Company’s stock price reaches a 90-day average of $20.
In addition, Mr. Sharan is eligible to participate in the standard benefit plans offered to similarly-situated employees by the Company from time to time.
The June 2022 CFO Employment Agreement provides for “at will employment,” and specifies certain compensation following termination of employment, including potential severance payments of three months of Mr. Sharan’s then current base salary and payment for three months of any COBRA premiums if Mr. Sharan’s employment is terminated by the Company without “Cause” (as defined in the Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Mr. Sharan has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Agreement with Zubin Irani, Chief Revenue Officer
Mr. Zubin Irani, who commenced his service as Legacy SoundHound’s Chief Revenue Officer in January 2022, pursuant to the terms of an offer letter agreement dated September 14, 2021 (the “CRO Letter Agreement”). Under the CRO letter agreement, Mr. Irani was entitled to a base salary of $300,000 per year.
In connection with his engagement, during the 2021 fiscal year, Mr. Irani received options to purchase 37,037 shares of Legacy SoundHound common stock, at an exercise price of $41.75 per share, pursuant to the 2016 Incentive Plan. As of December 21, 2021, the options had a fair value of $634,180 (calculated in accordance with Financial Accounting Standards Board ASC Topic 718).
Under Mr. Irani’s employment agreement that was entered into in June 2022 (the “June 2022 CRO Employment Agreement”), Mr. Irani received a base salary of $335,000, effective retroactively as of May 1, 2022. In addition, Mr. Irani was eligible to earn an annual incentive bonus, with a target equal to 100% of his annual base salary as then in effect, with a maximum payout at 200% of his annual base salary as then in effect. The annual bonus was determined by the Company in its sole discretion, based upon achievement of performance objectives to be determined by the Company.
Under the CRO Letter Agreement, the Company agreed to recommend an award of 300,000 restricted stock units (“RSUs”) and 300,000 performance stock units (“PSUs”) on the listing date of a liquidity event (based on a converted cap table of 200 million shares). The RSU and PSU grants were made pursuant to the SoundHound AI, Inc. 2022 Incentive Award Plan and were approved by the Board and awarded as of August 4, 2022. In August 2022, Mr. Irani was granted an additional 225,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 10-year term and 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.
With the exception of the August 2022 RSU grant, the Options, RSUs, and PSUs have a four-year time-based vesting schedule, with 3/48th of the award vesting on each quarter following the CRO’s hire date, subject to Mr. Irani’s continued employment through such dates. Following a change in control (as defined in the CRO letter agreement), any unvested portion of the option or RSU awards shall accelerate if the CRO is terminated without cause or terminates due to a constructive termination (each as defined in the CRO letter agreement).
The PSUs are subject to additional GAAP revenue performance-based vesting conditions, with (a) 200,000 PSUs vesting, with respect to 50,000 PSUs each, upon the first achievement of (i) $30.0 million of GAAP revenue, (ii) $100.0 million or GAAP revenue exceeds the revenue target set by the Board for fiscal year 2023, (iii) $200.0 million or GAAP revenue exceeds the revenue target set by the Board for fiscal year 2024 and (iv) $300.0 million or GAAP revenue exceeds the revenue target set by the Board for fiscal year 2025 in a trailing 12 months during the four-year PSU period; (b) 50,000 PSUs vesting upon the first achievement of the Class A Common Stock closing at a 90-day average closing price on the

Nasdaq Global Market of $15.00 or higher; and (c) 50,000 PSUs vesting upon the first achievement of the Class A Common Stock closing at a 90-day average closing price on the Nasdaq Global Market of $20.00 or higher.
In addition, Mr. Irani was eligible to participate in the standard benefit plans offered to similarly-situated employees by the Company from time to time.
The June 2022 CRO Employment Agreement provided for “at will employment,” and specifies certain compensation following termination of employment, including potential severance payments of three months of Mr. Irani’s then current base salary and payment for three months of any COBRA premiums if Mr. Irani’s employment is terminated by the Company without “Cause” (as defined in the Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Mr. Irani has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Mr. Irani’s employment agreement was terminated on February 3, 2023 and Mr. Irani became an advisor.
OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR END
The following table presents information regarding outstanding equity awards held by the Company’s Named Executive Officers as of December 31, 2022.

Option Awards
Name and Position	Grant Date	Vesting Start Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Dr. Keyvan Mohajer, CEO	3/28/2017	3/28/2017(1)	833,435	—	—	2.18	3/28/2027
Nitesh Sharan, CFO	9/27/2021	9/15/2021(2)	96,460	212,217	—	7.51	9/27/2031
Zubin Irani, CRO	9/27/2021	9/15/2021(2)	64,310	141,477	—	7.51	9/27/2031
(1)The option award was fully vested from the grant date.
(2)The option award has a four-year vesting schedule, with 25% of the award vesting 12 months after Vesting Start Date and 3/48th of the award vesting each quarter thereafter.

Restricted Stock Awards
Name and Position (a)	Grant Date (b)	Number of Shares or Units of Stock That Have Not Vested (#) (c)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($) (d)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (e)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($) (f)
Dr. Keyvan Mohajer, CEO	6/02/2022	615,000(2)	1,088,550	—	—
	6/02/2022	—	—	(3)	(3)
	9/07/2022	400,000(4)	708,000	—	—
Nitesh Sharan, CFO	6/02/2022	206,250(2)	365,063	—	—
	6/02/2022	—	—	(3)	(3)
	9/07/2022	200,000(4)	354,000	—	—
Zubin Irani, CRO	6/02/2022	206,250(2)	365,063	—	—
	6/02/2022	—	—	(3)	(3)
	9/07/2022	200,000(4)	354,000	—	—
(1)The dollar amounts shown in columns (d) and (f) are determined by multiplying the number of shares or units shown in column (c) or (e), as applicable, by $1.77, the closing price of our common stock on December 31, 2022.
(2)The restricted stock award has a four-year vesting schedule, with 1/16th of the award vesting each quarter after the vesting commencement date.
(3)Excludes PSUs with performance goals not currently expected to be achieved.
(4)The restricted stock award has a three-year vesting schedule, with 1/36th of the award vesting each month after the vesting commencement date.
Director Compensation
On June 2, 2022, our Board adopted and approved a director compensation policy, which provides to each of the non-employee directors (i) an annual retainer of $32,000, payable quarterly (ii) additional annual cash retainers, payable quarterly, for committee service as follows: (A) Chair of the Audit Committee: $20,000; (B) member of the Audit Committee: $10,000; (C) Chair of the Compensation Committee: $14,500; (D) member of the Compensation Committee: $7,300; (E) Chair of the Nominating and Corporate Governance Committee: $7,500; and (F) member of the Nominating and Corporate Governance Committee: $3,800; (iii) an initial grant of restricted stock units having a grant day value of $380,000, although a director may elect to receive half of the initial grant in nonqualified stock options, which initial grant shall vest over three years; (iv) an annual grant of restricted stock units having a grant day value of $165,000, which shall vest over four quarters; and (iv) travel expense reimbursement. In the event of a Change in Control (as defined in the Incentive Award Plan), any then-unvested initial grant or annual RSU grant will fully vest (and become exercisable, in the case of an option) as of immediately prior to the effective time of such transaction, subject to the outside director’s continuous board service through the effective date of such transaction.
The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Eric Ball	47,325	355,000	190,000	—	592,325
Larry Marcus	48,000	545,000	—	—	593,000
Diana Sroka	31,500	355,000	190,000	—	576,500
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Class A Common Stock and Class B Common Stock as of March 23, 2023 by:

• each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding Class A Common Stock and Class B Common Stock;
• each of the Company’s named executive officers and directors; and
• all executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days.
The percentage of beneficial ownership is based on 219,909,116 shares of Company common stock issued and outstanding as of March 23, 2023, which calculation includes (i) 180,173,708 shares of the Company’s Class A Common Stock and (ii) 39,735,408 shares of the Company’s Class B Common Stock. Voting power represents the combined voting power of shares of Class A Common Stock and Class B Common Stock owned beneficially by such person. On all matters to be voted upon, subject to the rights of any holders of any series of preferred stock, holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. Holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval.
In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after March 23, 2023 are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 5400 Betsy Ross Drive, Santa Clara, CA 95054. Unless otherwise indicated and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Ownership Table
Name of Beneficial Owners	Number of Shares of Class A Common Stock	% Class	Number of Shares of Class B Common Stock	% Class	% of Total Voting Power
Directors and Executive Officers
Dr. Keyvan Mohajer(1)	1,030,935	*	16,639,064	41.9%	29.0%
James Hom(2)	70,138	*	4,512,588	11.4%	7.8%
Larry Marcus(3)	825,104	*	—	—	*
Diana Sroka(4)	66,343	*	—	—	*
Dr. Eric Ball(5)	741,394	*	—	—	*
Dr. Seyed Majid Emami(6)	736,886	*	18,583,756	46.8%	32.3%
Timothy Stonehocker(7)	1,658,774	*	—	—	*
Nitesh Sharan(8)	349,884	*	—	—	*
Michael Zagorsek(9)	1,061,677	*	—	—	*
All directors and executive officers as a group (9 individuals)	6,541,135	3.6%	39,735,408	100.0%	69.9%
5% Holders
Global Catalyst Partners III, L.P.(10)	35,188,205	19.5%	—	—	6.1%
* Less than 1%.

(1)Includes 833,435 shares of Class A Common Stock that are issuable upon exercise of stock options which are currently exercisable and 55,000 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023.
(2)Includes 19,722 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023.
(3)Includes 29,258 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023 and 795,846 shares of Class A Common Stock held by Marcus Family Trust, dated 7/8/04, of which Larry Marcus is a co-trustee. Mr. Marcus disclaims beneficial ownership of the shares held by the trust except to the extent of any pecuniary interest he may have therein. Does not include securities held of record by Walden Sprout Opportunities Fund-A, LLC because Mr. Marcus is one of three managing members of such fund, he is not deemed to be a beneficial owner of the securities held by such fund. Mr. Marcus’s business address is 2105 Woodside Rd, Woodside, CA 94062.
(4)Includes 28,228 shares of Class A Common Stock that are issuable upon exercise of stock options which are exercisable within 60 days of March 23, 2023 and 17,239 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023.
(5)Includes 28,228 shares of Class A Common Stock that are issuable upon exercise of stock options which are exercisable within 60 days of March 23, 2023, 17,239 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023, 100,020 shares of Class A Common Stock issuable upon conversion of 3,334 shares of Series A Preferred Stock which are convertible within 60 days of March 23, 2023 and 580,250 shares of Class A Common Stock held of record by the Ball Axline Living Trust (dated July 22, 2014) of which Mr. Ball is a joint trustee. Mr. Ball disclaims beneficial ownership of the shares held by the trust except to the extent of any pecuniary interest he may have therein.
(6)Includes 666,748 shares of Class A Common Stock that are issuable upon exercise of stock options which are currently exercisable and 19,722 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023.
(7)Includes 750,964 shares of Class A Common Stock in exchange for securities pursuant to the Merger Agreement, 795,238 shares of Class A Common Stock that are issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 23, 2023 and 18,472 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023.
(8)Includes 128,614 shares of Class A Common Stock that are issuable upon exercise of stock options which are currently exercisable or exercisable within 60 days of March 23, 2023, 25,000 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023 and 100,020 shares of Class A Common Stock issuable upon conversion of 3,334 shares of Series A Preferred Stock which are convertible within 60 days of March 23, 2023.
(9)Consists of 972,927 shares of Class A Common Stock that are issuable upon exercise of stock options which are currently exercisable or exercisable within 60 days of March 23, 2023 and 25,000 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of March 23, 2023.
(10)Based on Schedule 13D/A filed on May 13, 2022. Global Catalyst Venture Management III, LLC (“GCVM, III”) is the General Partner of Global Catalyst Partners III, L.P. None of the four managing members of GCVM III is deemed to have or share beneficial ownership with respect to such shares. The business address of Global Catalyst Partners III, L.P. is 309 Quinnhill Road, Los Altos, CA 94024.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2022 relating to all our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (in thousands)	Weighted Average Exercise Price of Outstanding Options	Number of Granted Restricted Stock Awards Outstanding (in thousands)	Number of Securities Remaining Available for Future Issuance (in thousands)
Equity compensation plans approved by security holders	25,420	$3.74	16,716	4,570
Equity compensation plans not approved by security holders	—	$—	—	—
Total	25,420	$3.74	16,716	4,570
Changes in Control
The Company knows of no arrangements resulting in a change in control of the Company. No officer, director, promoter, or affiliate of the Company has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:
•SoundHound has been or is to be a participant;
•the amount involved exceeded or exceeds the lesser of (a) $120,000 or (b) one percent of the average of Legacy SoundHound’s total assets at year-end for the fiscal years ended December 31, 2022 and 2021; and
•any of SoundHound or Legacy SoundHound’s directors, executive officers or holders of more than 5% of its capital stock prior to the Business Combination, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Since January 1, 2021, in connection with the equity financing rounds in which SoundHound or Legacy SoundHound has engaged since that date, the following agreements have been entered into (all of which are with investors in such financings, including holders of more than 5% of SoundHound’s capital stock or Legacy SoundHound’s capital stock at the time of such agreements.
Amended and Restated Registration Rights Agreement
In connection with the Business Combination, certain holders of Legacy SoundHound’s capital stock entered into an amended and restated registration rights agreement prior to the consummation of the Business Combination with certain existing stockholders of ATSP with respect to the shares of Class A Common Stock they owned at the time of the consummation of the Business Combination, and with certain Legacy SoundHound stockholders. The Amended and Restated Registration Rights Agreement requires the Company to, among other things, file a resale shelf registration statement on behalf of the stockholders no later than 60 days after consummation of the Business Combination. The Amended and Restated Registration Rights Agreement also provides certain demand registration rights and piggyback registration rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods. The Company has agreed to pay certain fees and expenses relating to registrations under the Amended and Restated Registration Rights Agreement. On November 10, 2022, the Registration Statement on Form S-1, initially filed with the SEC on May 16, 2022, was declared effective by the SEC, relating to the Company’s obligations under the Amended and Restated Registration Rights Agreement.
Legacy SoundHound’s Engagement of Guggenheim Securities
In February 2021, Legacy SoundHound entered into an engagement letter (the “Guggenheim Engagement Letter”) pursuant to which Legacy SoundHound engaged Guggenheim Securities to act as (a) Legacy SoundHound’s financial advisor in connection with the Business Combination and (b) Legacy SoundHound’s capital markets advisor with respect to the PIPE Investment. Upon consummation of the Business Combination, Guggenheim Securities received certain agreed upon fees in consideration of its services pursuant to the Guggenheim Engagement Letter. In addition, we have agreed to reimburse Guggenheim Securities for certain expenses and to indemnify Guggenheim Securities against certain liabilities arising out of its engagement.
The brother of Larry Marcus, one of the members of our Board, is a Senior Advisor to Guggenheim Securities, was a stockholder of Legacy SoundHound and a member of the Guggenheim Securities investment banking team engaged pursuant to the Guggenheim Engagement Letter. Mr. Marcus’ brother was an advisor to Legacy SoundHound (in consideration for which advisory services he received, in 2011, options to purchase shares of Legacy SoundHound common stock. In addition, Mr. Marcus’ brother separately owns an indirect equity stake in SoundHound that represents, in aggregate with the shares of Class A Common Stock he holds after exercising the options, an equity interest of less than one half of 1% of the total outstanding capital stock of SoundHound.AI. Mr. Marcus did not participate in Legacy SoundHound’s decision to engage Guggenheim Securities and disclosed the fact that his brother would be involved in the advisory services to be provided by Guggenheim Securities to Legacy SoundHound pursuant to the Guggenheim Engagement Letter in advance of the determination by the Legacy SoundHound Board to engage Guggenheim Securities.

Financing
As described elsewhere herein, on or around January 20, 2023, SoundHound entered into Preferred Stock Purchase Agreements with certain investors pursuant to which the Company issued and sold to the investors an aggregate of 835,011 shares of its newly designated Series A Preferred Stock for an aggregate issue price of approximately $25 million (see “Recent Developments” in the “Prospectus Summary” for more information regarding the Transaction). Our Chief Financial Officer, Nitesh Sharan, and one of our directors, Eric Ball, each participated in the Transaction, purchasing 3,334 shares of Series A Preferred Stock each for $100,000 each.
Policies and Procedures for Related Party Transactions
In connection with the Business Combination, SoundHound has adopted a written related person transaction policy that sets forth the following policies and procedures for the identification, review, consideration and approval or ratification of related person transactions. SoundHound’s policies and procedures are designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.
A “Related Person Transaction” is a transaction, arrangement or relationship in which SoundHound or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of $120,000 or one percent of the average of SoundHound’s total assets at year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to SoundHound as an employee or director are not covered by this policy. A “Related Person” means:
•any person who is, or at any time during the applicable period was, one of SoundHound’s officers or one of the SoundHound’s directors;
•any person who is known by SoundHound to be the beneficial owner of more than five percent (5%) of its voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.
Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, SoundHound’s management must present information regarding the related person transaction to the Company’s audit committee, or, if audit committee approval would be inappropriate, to another independent body of SoundHound’s Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to SoundHound of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, SoundHound will collect information that SoundHound deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable SoundHound to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under SoundHound’s Code of Conduct, SoundHound’s employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, SoundHound’s audit committee, or other independent body of SoundHound’s Board of Directors, will take into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to SoundHound;
•the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.
The policy requires that, in determining whether to approve, ratify or reject a related person transaction, SoundHound’s audit committee, or other independent body of SoundHound’s Board of Directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, SoundHound’s best interests and those of SoundHound’s stockholders, as SoundHound’s audit committee, or other independent body of SoundHound’s Board of Directors, determines in the good faith exercise of its discretion.
All of the transactions described in this section prior to the date of the Business Combination were entered into prior to the adoption of this policy.
Certain of the foregoing disclosures are summaries of certain provisions of our related party agreements, and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. Copies of certain of the agreements (or forms of the agreements) have been filed as exhibits to the registration statement of which this prospectus is a part, and are available electronically on the website of the SEC at www.sec.gov.
Director Independence
Our board of directors is responsible for determining the independence of our directors. For purposes of determining director independence, our board of directors has applied the definitions set forth in NASDAQ Rule 5605(a)(2) and the related rules of the SEC. Based upon its evaluation, our board of directors has affirmatively determined that the following directors meet the standards of independence: Dr Eric Ball, Larry Marcus and Diana Sroka
Item 14. Principal Accounting Fees and Services
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Armanino LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $1,092 thousand and $889 thousand, respectively.
Audit-Related Fees
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” There were no audit-related fees billed by Armanino LLP for the years ended December 31, 2022 and 2021.
Tax Fees
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by Armanino LLP for tax fees for the year ended December 31, 2022 totaled $114 thousand. There were no tax fees billed by Armanino LLP for the year ended December 31, 2021.
All Other Fees
There were no other fees billed by Armanino LLP for the years ended December 31, 2022 and 2021.
Pre-Approval Policy
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1#	Merger Agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co., ATSPC Merger Sub, Inc. and SoundHound, Inc.	8-K	2.1	11/16/21
3.1	Second Amended and Restated Certificate of Incorporation of SoundHound AI, Inc.	8-K	3.1	05/02/22
3.2	Amended and Restated Bylaws of SoundHound AI, Inc.	8-K	3.2	05/02/22
3.3	SoundHound AI, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	3.1	01/24/23
4.1	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.2	Form of Specimen Class A Common Stock Certificate.	S-1	4.2	05/16/22
4.3	Form of Specimen Warrant Certificate.	S-1	4.3	05/16/22
4.4	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.5*	Description of Securities.
10.1	Form of PIPE Subscription Agreement.	8-K	10.3	11/16/21
10.2	Form of Lock-Up Agreement.	8-K	10.4	11/16/21
10.3	Amended and Restated Registration Rights Agreement, dated April 26, 2022, by and between SoundHound AI, Inc. and certain stockholders of SoundHound AI, Inc.	S-1	10.3	05/16/22
10.4	SoundHound AI, Inc. 2022 Incentive Award Plan.	Proxy Statement	Annex D	04/08/22
10.5	SoundHound AI, Inc. 2022 Employee Stock Purchase Plan.	Proxy Statement	Annex E	04/08/22
10.6	Form of Restricted Stock Unit Agreement.	8-K	10.8	05/02/22
10.7	Form of Stock Option Award Agreement.	8-K	10.9	05/02/22
10.8	Form of Indemnity Agreement.	8-K	10.10	05/02/22
10.9	Employment Agreement with Keyvan Mohajer, Chief Executive Officer, dated June 2, 2022.	8-K	10.1	06/08/22
10.10	Employment Agreement with Nitesh Sharan, Chief Financial Officer, dated June 2, 2022.	8-K	10.2	06/08/22
10.11	Employment Agreement with Timothy Stonehocker, Chief Technology Officer, dated June 2, 2022.	8-K	10.3	06/08/22
10.12	Non-Employee Director Compensation Policy.	8-K	10.4	06/08/22
10.13	Common Stock Purchase Agreement, dated as of August 16, 2022, by and between SoundHound AI, Inc. and CF Principal Investments LLC.	8-K	10.1	08/16/22
10.14	Registration Rights Agreement, dated as of August 16, 2022, by and between SoundHound AI, Inc. and CF Principal Investments LLC.	8-K	10.2	08/16/22
10.15	Form of Amended and Restated Side Letter Agreement by and between SoundHound AI, Inc. and CF Principal Investments LLC.	S-1	10.15	02/14/23
10.16	Form of Preferred Stock Purchase Agreement.	8-K	10.1	01/24/23
21.1	Subsidiaries of the Company.	8-K	21.1	05/02/22
23.2*	Consent of Armanino LLP dated March 28, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________
*    Filed or furnished herewith.
+    The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.
#    Management contract or compensatory plan or arrangement.
**    Previously filed.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundHound AI, Inc.

Date: March 28, 2023	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Dr. Keyvan Mohajer	Chief Executive Officer and Director	March 28, 2023
Dr. Keyvan Mohajer	(Principal Executive Officer)

/s/ Nitesh Sharan	Chief Financial Officer	March 28, 2023
Nitesh Sharan	(Principal Financial and Accounting Officer)

/s/ James Hom	Director	March 28, 2023
James Hom

/s/ Dr. Eric Ball	Director	March 28, 2023
Dr. Eric Ball

/s/ Larry Marcus	Director	March 28, 2023
Larry Marcus

/s/ Diana Sroka	Director	March 28, 2023
Diana Sroka