Form 10-Q
period 2023-03-31
SOUNDHOUND AI, INC.
filed 2023-05-12
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 9, 2023, there were 177,215,906 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 39,735,408 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited)	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report”) of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this report and in the “Risk Factors” section of our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2023 (the "Form 10-K")) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:
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
•the ability to obtain additional capital, including equity or debt financing, on terms that are acceptable to us, if at all, particularly in light of inflationary pressures and resulting increases in the cost of borrowing;
•changes in applicable laws or regulations and extensive and evolving government regulations that impact our operations and business;
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
•the ability to maintain the listing of our Class A Common Stock on the Nasdaq Global Market;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described under the section titled “Risk Factors” of our Form 10-K.
These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this report and in the “Business,” “Risk Factors” and other sections of the Form 10-K. You should thoroughly read this report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.
ii

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,331	$9,245
Accounts receivable, net	2,660	3,414
Prepaid expenses	1,651	2,514
Contract assets	1,546	1,671
Other current assets	1,069	859
Total current assets	53,257	17,703
Restricted cash equivalents, non-current	230	230
Right-of-use assets	7,393	8,119
Property and equipment, net	2,754	3,447
Deferred tax asset	55	55
Contract assets, non-current	7,040	7,041
Other non-current assets	2,074	1,656
Total assets	$72,803	$38,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,542	$2,798
Accrued liabilities	12,306	7,462
Operating lease liabilities	3,157	3,282
Finance lease liabilities	147	160
Income tax liability	1,213	1,314
Deferred revenue	5,319	5,812
Notes payable	16,828	16,668
Total current liabilities	41,512	37,496

Operating lease liabilities, net of current portion	5,045	5,715
Finance lease liabilities, net of current portion	102	128
Deferred revenue, net of current portion	5,433	7,543
Notes payable, net of current portion	14,035	18,299
Other non-current liabilities	4,294	4,295
Total liabilities	70,421	73,476
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 835,011 and 0 shares issued and outstanding, aggregate liquidation preference of $25,050 and $0 as of March 31, 2023 and December 31, 2022, respectively	24,942	—
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 174,714,741 and 160,297,664 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	18	16
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 39,735,408 shares issued and outstanding as of March 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	505,889	466,857
Accumulated deficit	(528,471)	(502,102)
Total stockholders’ equity (deficit)	2,382	(35,225)
Total liabilities and stockholders’ equity (deficit)	$72,803	$38,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$6,707	$4,290
Operating expenses:
Cost of revenues	1,976	1,773
Sales and marketing	4,875	2,581
Research and development	14,184	16,650
General and administrative	7,125	4,003
Restructuring	3,585	—
Total operating expenses	31,745	25,007
Loss from operations	(25,038)	(20,717)

Other expense, net:
Interest expense	(1,096)	(2,977)
Other income (expense), net	94	(1,057)
Total other expense, net	(1,002)	(4,034)
Loss before provision for income taxes	(26,040)	(24,751)
Provision for income taxes	329	352
Net loss	(26,369)	(25,103)

Net loss per share:
Basic and diluted	$(0.13)	$(0.36)

Weighted-average common shares outstanding:
Basic and diluted	205,082,328	69,604,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended March 31, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	160,297,664	$16	39,735,408	$4	$466,857	$(502,102)	$(35,225)
Issuance of Class A common shares upon exercise of stock options	—	—	1,209,302	—	—	—	2,425	—	2,425
Issuance of Class A common shares upon vesting of restricted stock units	—	—	2,259,223	—	—	—	—	—	—
Issuance of Class A common shares under the ELOC program			10,948,552	2			28,358		28,360
Issuance of Series A Preferred Stock	835,011	24,942	—						24,942
Stock-based compensation	—	—	—	—	—	—	8,249	—	8,249
Net loss	—	—	—	—	—	—	—	(26,369)	(26,369)
Balances as of March 31, 2023	835,011	$24,942	174,714,741	$18	39,735,408	$4	$505,889	$(528,471)	$2,382

Three Months Ended March 31, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	19,248,537	$279,503	12,280,051	$1	—	$—	—	$—	$43,491	$(386,729)	$(343,237)
Retroactive application of Business Combination (Note 3)	87,700,789	—	55,978,505	—	—	—	—	—	—	—	—
Adjusted balances, beginning of period	106,949,326	279,503	68,258,556	1	—	—	—	—	43,491	(386,729)	(343,237)
Issuance of common stock upon exercise of stock options	—	—	2,429,625	—	—	—	—	—	2,474	—	2,474
Stock-based compensation	—	—	—	—	—	—	—	—	2,464	—	2,464
Net loss	—	—	—	—	—	—	—		—	(25,103)	(25,103)
Balances as of March 31, 2022	106,949,326	$279,503	70,688,181	$1	—	$—	—	$—	$48,429	$(411,832)	$(363,402)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,369)	$(25,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708	1,292
Stock-based compensation	8,249	2,464
Change in fair value of derivative and warrant liability	—	592
Amortization of debt issuance cost	16	1,742
Non-cash lease amortization	894	846
Changes in operating assets and liabilities:
Accounts receivable, net	754	728
Prepaid expenses	863	(543)
Other current assets	(210)	60
Contract assets	126	—
Other non-current assets	19	(1,942)
Accounts payable	(256)	3,178
Accrued liabilities	4,306	4,398
Operating lease liabilities	(963)	(1,080)
Deferred revenue	(2,603)	(1,623)
Other non-current liabilities	(1)	2
Net cash used in operating activities	(14,467)	(14,989)

Cash flows from investing activities:
Purchases of property and equipment	(15)	(611)
Net cash used in investing activities	(15)	(611)

Cash flows from financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	24,942	—
Proceeds from sales of common stock under the ELOC program, net of issuance costs	28,360	—
Proceeds from the issuance of common stock upon exercise of options	2,425	2,474
Payments on notes payable	(4,120)	—
Payments on finance leases	(39)	(519)
Net cash provided by financing activities	51,568	1,955
Net change in cash, cash equivalents, and restricted cash equivalents	37,086	(13,645)
Cash, cash equivalents, and restricted cash equivalents, beginning of period	9,475	22,822
Cash, cash equivalents, and restricted cash equivalents, end of period	$46,561	$9,177

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$46,331	$8,211
Current portion of restricted cash equivalents	—	230
Non-current portion of restricted cash equivalents	230	736
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$46,561	$9,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,074	$1,013
Cash paid for income taxes	$550	$32

Noncash investing and financing activities:
Unpaid issuance costs in connection with the ELOC program	$437	$—
Deferred offering costs reclassified to additional paid-in capital	$323	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$650
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION
Nature of Operations
SoundHound AI, Inc. (“we," "us," "our," "SoundHound” or the “Company”) turns sound into understanding and actionable meaning. SoundHound’s technology applications enable humans to interact with the things around them in the same way they interact with each other: by speaking naturally to mobile phones, cars, televisions, music speakers, coffee machines, and every other part of the emerging “connected” world. SoundHound's voice AI platform enables product creators to develop their own voice interfaces with their customers. The SoundHound Chat AI voice assistant allows businesses and brands to provide a next-generation voice experience for their users, seamlessly integrating Generative AI and a mix of real-time information domains. Houndify is an open-access platform that allows developers to leverage SoundHound’s Voice AI technology. We have developed a range of proprietary technologies on our voice AI platform, including Speech-to-Meaning, Deep Meaning Understanding, Collective AI, Dynamic Interaction and SoundHound Chat AI. The SoundHound music app allows customers to identify and play songs by singing or humming into the smartphone’s microphone, or by identifying the sound playing in the background from external sources. We also provide Edge+Cloud connectivity solutions that allow brands to optimize their voice-enabled products and devices with options ranging from fully-embedded to exclusively cloud-connected
On April 26, 2022 (the “Closing Date”), pursuant to a merger agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co. (“ATSP”), ATSPC Merger Sub, Inc. and SoundHound, Inc. (“Legacy SoundHound”), the parties consummated the merger of ATSPC Merger Sub, Inc. with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Business Combination”). In connection with the closing (the “Closing”) of the Business Combination, Legacy SoundHound became a wholly owned subsidiary of ATSP and ATSP changed its name to SoundHound AI, Inc., and all of Legacy SoundHound common stock (“Legacy SoundHound Common Stock”) and Legacy SoundHound redeemable convertible preferred stock (“Legacy SoundHound Preferred Stock”) automatically converted into shares of the Company’s Class A common stock, par value of $0.0001 per share (the “Class A Common Stock”), and the Company’s Class B common stock, par value of $0.0001 per share (the “Class B Common Stock”, and collectively with the Class A Common Stock, the “common stock”). The Company’s Class A Common Stock and certain of the Company's warrants commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “SOUN” and “SOUNW,” respectively, on April 28, 2022. Refer to Note 3 to these condensed consolidated financial statements for more information on the Business Combination.
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
Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy SoundHound issuing stock for the net assets of ATSP, accompanied by a reverse recapitalization. The primary asset acquired from ATSP was related to the cash amounts that were assumed. Separately, the Company also assumed certain warrants that were deemed to be equity upon Closing of the Business Combination. No goodwill or other intangible assets were recorded as a result of the Business Combination.
While ATSP was the legal acquirer in the Business Combination, because Legacy SoundHound was deemed the accounting acquirer, the historical financial statements of Legacy SoundHound became the historical financial statements

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $26.4 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $528.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future primarily as a result of research and development activities. The Company has historically funded its operations primarily through equity or debt financings.
Total cash and cash equivalents on hand as of March 31, 2023 was $46.3 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Other Risk and Uncertainties
The COVID-19 outbreak in the United States caused business disruption through mandated and voluntary closings of businesses and shelter in place orders. In response, the U.S. Government enacted the CARES Act, which includes significant provisions to provide relief and assistance to affected organizations. There is considerable uncertainty around potential future closings, shelter in place orders, containment of the recent COVID-19 variants and the ultimate impact of the CARES Act and other government initiatives. The duration and extent to which the COVID-19 pandemic will impact our future results remains uncertain.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the fiscal year ending December 31, 2023 or any future interim period.
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
These reclassifications had no impact on total assets, total liabilities, net loss or accumulated deficit in the previously reported consolidated financial statements for the year ended December 31, 2022.
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the three months ended March 31, 2023 and 2022, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.1 million and $0.5 million, respectively, in the condensed consolidated statements of operations and comprehensive loss as other income (expense), net.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of March 31, 2023, accounts receivable balances due from four customers collectively totaled 71% of the Company’s condensed consolidated accounts receivable balance. As of December 31, 2022, accounts receivable balances due from two customers collectively totaled 75% of the Company’s condensed consolidated accounts receivable balance.
For the three months ended March 31, 2023, the Company had four customers that accounted for 77% of revenue, and for the three months ended March 31, 2022, the Company had four customers that accounted for 59% of revenue.
Equity Issuance Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Warrants
The Company determines whether to classify contracts, such as warrants, that may be settled in its own stock as equity of the entity or as a liability. An equity-linked financial instrument must be considered indexed to the Company’s own stock to qualify for equity classification. The Company classifies warrants as liabilities for any contracts that may require a transfer of assets. Warrants classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized as other income (expense), net in the condensed consolidated statements of operations.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. There has been no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2023.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan ("ESPP") shares. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of the awards, including the expected term of the award and the price volatility of the underlying stock. The Company calculates the fair value of the awards granted by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility — The Company estimates volatility for the awards by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the award grant for a term that is approximately equal to the awards’ expected term.
Expected Term — The expected term of the Company’s awards represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint between the stock options’ vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For the valuation of ESPP shares, the Company, uses the period of time from the valuation date to the purchase date.
Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the awards’ expected term at the grant date.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Preferred Stock
Legacy SoundHound Preferred Stock did not have a mandatory redemption date and were assessed at issuance for classification and redemption features requiring bifurcation. The Company presents as temporary equity any stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders, or (iii) has conditions for redemption which are not solely within the control of the Company. Legacy SoundHound Preferred Stock was redeemable upon a deemed liquidation event which the Company determined was not solely within its control and thus has classified shares of Legacy SoundHound Preferred Stock as temporary equity. Since the occurrence of a deemed liquidation event was not probable, the carrying values of the shares of Legacy SoundHound Preferred Stock were not being accreted to their redemption values.
As a result of the Business Combination, the shares of Legacy SoundHound Preferred Stock outstanding immediately prior to the effective time of the Business Combination (the “Effective Time”) were converted into 106,949,326 shares of the Company’s Class A Common Stock.
On or around January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for an aggregate issue price of approximately $25.0 million. The Series A Preferred Stock were assessed at issuance for classification and redemption features requiring bifurcation. The Series A Preferred Stock do not contain any of the three conditions described above to be classified as temporary equity and thus have been classified as permanent equity. See Note 10 for additional information.
Convertible Notes and Derivative Liabilities
The Company evaluates its convertible notes, and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives requiring bifurcation. The Company accounts for conversion features that meet the criteria for bifurcation as liabilities at fair value and adjusts the derivative instruments to fair value at each reporting period. The conversion features qualified as derivatives, as they continuously reset as the underlying stock price increases or decreases to provide a fixed value of equity to the holders at any conversion date. The conversion features were subject to remeasurement at each balance sheet date until exercised, and any change in fair value was recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Series A Preferred Stock, stock options, ESPP shares, RSUs and warrants are considered to be potentially dilutive securities. See Note 13 for further information.
Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common stock is not assumed to have been issued if their effect is anti-dilutive.
3. BUSINESS COMBINATION
As discussed in Note 1, on April 26, 2022, the Business Combination was consummated. Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation (the "certificate of incorporation"), the Company is authorized to issue 500,000,000 shares of capital stock consisting of 455,000,000 shares of Class A Common Stock, 44,000,000 shares of Class B Common Stock, and 1,000,000 shares of preferred stock. All stock has a par value of $0.0001 per share. The holders of Class A Common Stock are entitled to one vote for each share of Class A Common Stock held and the holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as one class, other than on certain specific matters described in the Company’s certificate of incorporation.
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
An aggregate of 12,767,950 shares of Class A Common Stock sold in ATSP’s initial public offering (the “public shares”) exercised their rights to redemption. The redemption right provided holders the right to have their public shares redeemed for a pro rata portion of the trust account holding the proceeds from ATSP’s initial public offering. The value of the shares is calculated as of two (2) business days prior to the date of the Special Meeting, which was $10.00 per share, or $127.7 million in the aggregate.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Relating to the consummation of the Business Combination, the Company incurred $27.7 million in total transaction costs consisting of direct legal, accounting and other fees. $4.1 million of Legacy SoundHound transaction costs specific and directly attributable to the Business Combination were initially capitalized as deferred offering costs and included in other non-current assets on the condensed consolidated balance sheets. Total transaction expenses were recorded as an offset against proceeds received on the closing of the Business Combination, accounted for as additional paid-in capital.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs and percentage of completion based on input and output measures. During the three months ended March 31, 2023, $0.7 million of professional service revenue was recognized over time, with the remaining $0.9 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the three months ended March 31, 2022, all $0.6 million of professional service revenue was recognized over time.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2023 and 2022, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Hosted services	$4,745	$3,344
Professional services	1,643	567
Monetization	140	208
Licensing	179	171
Total	$6,707	$4,290
For the three months ended March 31, 2023 and 2022, the disaggregated revenue by geographic location was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$786	$852
Japan	937	927
Germany	1,788	683
France	730	459
Korea	2,259	949
Other	207	420
Total	$6,707	$4,290
For the three months ended March 31, 2023 and 2022, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Over time revenue	$5,505	$3,911
Point-in-time	1,202	379
Total	$6,707	$4,290
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenue is derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenue from Product Royalties is based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenue is generated through Houndified Services, which include customer services, food ordering, content, appointments, and voice commerce. Subscription revenue is derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenue from Monetization is generated from the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
SoundHound music identification app and is primarily attributable to user ad impression revenue. For the three months ended March 31, 2023 and 2022, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Product royalties	$6,176	$3,709
Service subscriptions	391	373
Monetization	140	208
Total	$6,707	$4,290
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
Revenue recognized included in the balances of the deferred revenue at the beginning of the reporting period was $1.8 million for the three months ended March 31, 2023 as compared to $2.2 million for the three months ended March 31, 2022.
As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $18.4 million. Given the applicable contract terms, $7.3 million is expected to be recognized as revenue within one year, $7.9 million is expected to be recognized between two to five years and the remainder of $3.2 million is expected to be recognized after five years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation expenses	$11,046	$6,134
Accrued interest	210	236
Accrued vendor payables	535	1,002
Accrued professional services	386	89
Other accrued liabilities	129	1
	$12,306	$7,462
6. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of March 31, 2023 (in thousands):

Remainder of 2023	$5,250
2024	11,000
2025	14,000
2026	16,000
2027	24,000
Thereafter	24,000
Total	$94,250
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
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.1 million as of March 31, 2023 and December 31, 2022.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. WARRANTS
As a result of the Business Combination, the Company has retroactively adjusted the Legacy SoundHound warrants outstanding and corresponding strike price prior to April 26, 2022 to give effect to the Conversion Ratio used to determine the number of shares of common stock into which they were converted.
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
The Company recorded the warrants initially at fair value as paid-in-capital on the condensed consolidated balance sheets based on the allocation of its relative fair value of the debt proceeds. The fair value in relation to the SVB March 2021 Note was allocated to the notes as a discount. The fair value in relation to the SCI June 2021 Note was capitalized as an asset, as the underlying debt bears similarity to a revolving commitment. As the warrants were classified as equity, they are not subject to remeasurement at the end of each reporting period. The initial allocated fair value of the warrants as of March 31, 2021 and June 14, 2021 was $2.3 million and $1.5 million, respectively. The warrants had a ten-year expiration date from the applicable closing date of March 2031 and June 2031, respectively.
On the Closing Date, all outstanding warrants issued in connection to the SVB March 2021 Note and the SCI June 2021 Note were fully net exercised by their respective lenders, leading to a net issuance of 673,416 shares of Class A Common Stock.
Warrants Related to the Business Combination
Public Warrants
Prior to the Business Combination, ATSP issued public warrants ("Public Warrants"). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares were issued upon exercise of the Public Warrants. The Company may redeem the outstanding warrants, for $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants for cash, or on a cashless basis.
Subsequent to the closing of the Business Combination, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock. As of March 31, 2023, there were 3,457,996 Public Warrants issued and outstanding.
Private Warrants
Prior to the Business Combination, ATSP issued private warrants ("Private Warrants"). The Private Warrants were initially issued in the same form as the Public Warrants with the exception that the Private Warrants: (i) would not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
Pursuant to ASC 815, the Private Warrants were initially considered a liability instrument as they met the definition of a derivative. Upon the Closing of the Business Combination, the Company modified its Private Warrants to be identical to its

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Public Warrants. Therefore, the Private Warrants met requirements for classification as equity instruments, as they are indexed to the Company’s stock. As of March 31, 2023, there were 208,000 Private Warrants issued and outstanding.
8. CONVERTIBLE NOTES AND NOTES PAYABLE
SNAP June 2020 Note
In June 2020, the Company issued a promissory note (the "SNAP June 2020 Note"), to a Lender in exchange for $15.0 million in cash proceeds. The note had an annual interest rate of 5% and a maturity date of June 26, 2022, if not converted earlier pursuant to applicable conversion terms and change in control events.
As a result of the Business Combination, on the Closing Date, the SNAP June 2020 Note conversion feature was triggered. As a result, on the Closing Date, all outstanding principal of $15.0 million and accrued interest of $1.4 million were converted into 2,046,827 shares of Class A Common Stock. In addition, the remaining debt discount of $0.2 million and related derivative liability with fair value of $4.1 million as of the Closing Date were extinguished.
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million along with the issuance of warrants to purchase shares of Legacy SoundHound’s common stock. The SVB March 2021 Note also contains a final payment provision of $1.1 million. The Company recorded the final payment as an increase to the principal balance and debt discount for the entire payment amount. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date (as defined below).
The loan bears interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate (as defined in the SVB March 2021 Note). As of March 31, 2023, the interest rate was 13.50%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. The Company recorded stated interest expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 of $0.6 million, of which $0.2 million remained unpaid as accrued interest at March 31, 2023. During the three months ended March 31, 2022, the Company recorded interest expense of $0.7 million, of which $0.2 million remained unpaid as accrued interest at March 31, 2022. The total amount of debt discount at issuance was $3.5 million. During the three months ended March 31, 2023, the Company recorded a nominal amount in interest expense related to the debt discounts. During the three months ended March 31, 2022, the Company recorded $1.0 million in interest expense related to the debt discounts.
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
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The SCI June 2021 Note also contains a final payment provision of 3.5% on each draw or $0.5 million in total. Additionally, warrants were issued with the convertible note to purchase 63,785 shares of Legacy SoundHound’s common stock. The warrant’s allocated fair value was $1.5 million at issuance. The Company recorded the final payment as an increase to the principal balance and debt discount for the entire payment amount upon each draw.
The loan bears interest at an annual rate equal to the greater of 9% or 5.75% above the Prime Rate (as defined in the SCI June 2021 Note). As of March 31, 2023, the interest rate was 13.5%. Payments were interest-only for the first twelve

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
months and are now principal and interest through maturity. The Company incurred and paid $0.4 million and $0.3 million in stated interest in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.
As the warrants and discounts of $2.2 million are directly attributable to the total commitment of $15.0 million, the Company has presented its unamortized debt issuance cost associated with this note as a current asset, recorded as debt issuance cost on the condensed consolidated balance sheets. The Company is amortizing the cost on a straight-line basis from the issuance date through the maturity date of May 31, 2025. The Company recorded a nominal amount and $0.6 million in interest expense related to the debt discounts during the three months ended March 31, 2023 and 2022, respectively.
The loan amortization date was June 1, 2022, with an opportunity for a six-month extension if certain performance milestones are met. As a result of the Business Combination and the conversion of the SNAP June 2020 Note into the Company’s securities on the Closing Date, the maturity date of the SCI June 2021 Note was extended to May 31, 2025.
The following tables summarize the Company’s debt balances as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	SVB March 2021 Note	SCI June 2021 Note	Total
Notes payable	$12,000	$4,869	$16,869
Notes payable, net of current portion	7,050	6,990	14,040
Unamortized loan discount	(46)	—	(46)
Total	$19,004	$11,859	$30,863
Unamortized debt issuance cost recorded as an asset	$—	$265	$265

	December 31, 2022
	SVB March 2021 Note	SCI June 2021 Note	Total
Notes payable, current portion	$12,000	$4,718	$16,718
Notes payable, net of current portion	10,050	8,261	18,311
Unamortized loan discount	(62)	—	(62)
Total	$21,988	$12,979	$34,967
Unamortized debt issuance costs recorded as an asset	$—	$295	$295
9. RESTRUCTURING
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The total estimated restructuring costs associated with the Restructuring Plan are approximately $3.8 million and are being recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $3.6 million of restructuring expenses in connection with the Restructuring Plan during the three months ended March 31, 2023, of which $1.3 million were cash payments. We expect to incur the estimated

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
remaining $0.2 million through the end of 2023. Any changes to the estimates or timing of executing the Restructuring Plan will be reflected in our future results of operations.
10. PREFERRED STOCK
Legacy SoundHound Preferred Stock
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
Upon the consummation of the Business Combination, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The number of authorized shares of preferred stock may also be increased or decreased by the affirmative vote of the holders of a majority of the voting power of all the then-outstanding shares of capital stock of the Company entitled to vote thereon, without a separate vote of the holders of preferred stock. Any new series of preferred stock may be designated, fixed and determined as provided by the Board without approval of the holders of common stock or preferred stock and the preferred stock holders may be granted such rights, powers (including voting powers) and preferences as determined by the Board in its sole discretion, including the right to elect one or more directors.
Series A Preferred Stock
On or around January 20, 2023, the Company entered into the Purchase Agreements with the Investors, pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for an aggregate issue price of approximately $25.0 million. On January 20, 2023, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate of Designations"), designating 1,000,000 shares of Series A Preferred Stock with an original issue price of $30.00 per share, which became effective with the Secretary of State of the State of Delaware upon filing. Pursuant to the Certificate of Designations, the Series A Preferred Stock is entitled to dividends payable as an increase in the Liquidation Preference (as defined in the Certificate of Designations) for such share at the rate of 14% per annum, accreting semi-annually to Liquidation Preference on January 1 and July 1 of each year, beginning on July 1, 2023. The Liquidation Preference per share of Preferred Stock is initially equal to $30.00, the original issue price per share.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time on or after May 2, 2023 into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. The Conversion Price is not subject to any anti-dilution adjustments. The Company may also elect to pay any dividend in cash in lieu of accretion to Liquidation Preference if permitted under the agreements and instruments governing its outstanding indebtedness at such time.
The Series A Preferred Stock is not entitled to any preemptive rights or registration rights. The Purchase Agreements contain customary representations, warranties and covenants. The shares of Series A Preferred Stock were issued and sold in a private placement exempt from the registration requirements of the Securities Act. The Company does not intend to register the shares of Series A Preferred Stock or the underlying common stock for resale under the Securities Act.
11. COMMON STOCK
The Company had 250,030,433 shares of Legacy SoundHound common stock authorized for issuance prior to the closing of the Business Combination.
On April 26, 2022, following the Business Combination and pursuant to the Company’s second amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of capital stock, consisting of (a) 455,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
Equity Line of Credit ("ELOC")
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. The Company has utilized and expects to

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
continue to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through March 31, 2023, the Company had sold approximately 10.7 million shares under the ELOC program for aggregate proceeds of approximately $28.7 million.
The purchase price of the shares that the Company elects to sell to CFPI pursuant to the Common Stock Purchase Agreement will be the volume weighted average price of the Class A Common Stock during the applicable purchase date on which the Company has timely delivered written notice to CFPI directing it to purchase the shares under the Common Stock Purchase Agreement. The Company will receive 97% of the volume weighted average price of the Class A Common Stock so sold.
In connection with the execution of the Common Stock Purchase Agreement, the Company issued CFPI 250,000 shares as consideration for its irrevocable commitment to purchase the ELOC Shares upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The Company incurred a total of $0.8 million in costs related to the execution of the Common Stock Purchase Agreement and the issuance of the initial commitment shares and such amount was initially recorded as deferred stock issuance costs. Such deferred stock issuance costs are being charged proportionally against the gross proceeds from shares issued and sold to CFPI based upon the total number of shares which the Company has the right to sell under the Common Stock Purchase Agreement.
12. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss is comprised of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022

Other income (expense), net
Interest income	$157	$2
Change in fair value of derivative liability	—	(592)
Other expense, net	(63)	(467)
Total other income (expense), net	$94	$(1,057)
13. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss (in thousands)	$(26,369)	$(25,103)
Denominator:
Weighted average shares outstanding – basic and dilutive	205,082,328	69,604,188
Basic and diluted net loss per share	$(0.13)	$(0.36)
For the three months ended March 31, 2023 and 2022, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three months ended March 31, 2023 and 2022:

	As of March 31,
	2023	2022
Stock options	21,669,941	28,000,691
Restricted stock units	12,589,404	2,014,979
Issuance of common stock upon conversion of Series A Preferred Stock	25,050,330	—
Common stock warrants	3,665,996	1,063,213
Estimated ESPP stock units	476,636	—
Redeemable convertible preferred stock	—	106,949,326
Total	63,452,307	138,028,209
14. INCOME TAXES
The tax expense and the effective tax rate were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(26,040)	$(24,751)
Income tax expense	329	352
Effective tax rate	(1.26)%	(1.42)%
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.
15. RELATED PARTY TRANSACTIONS
The Company entered into revenue contracts to perform professional services for certain companies who are also investors in the Company. These companies are holders of the Company’s Class A Common Stock. As a result of the Business Combination during the second quarter of 2022, each company's ownership interest in the Company was reduced to less than 5%. Consequently, considering all aspects of our relationships with the companies, as of June 30, 2022, the Company no longer considers the companies related parties. During the three months ended March 31, 2022, the Company recognized revenue from the companies of $2.2 million.
On January 20, 2023, our Chief Financial Officer and one of our directors each entered into Purchase Agreements, purchasing 3,334 shares of Series A Preferred Stock each for a total purchase price of $100,000 each.
16. SUBSEQUENT EVENT
Term Loan
On April 14, 2023 (the “Term Loan Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit II LLC, as Administrative Agent and Collateral Agent for the Lenders (the “Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million (the “Term Loan”), the entirety of which was funded on the Term Loan Closing Date. The Credit Agreement also permits the Company to request additional

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
commitments of up to $25.0 million in the aggregate, with funding of such commitments in the sole discretion of the Lenders, under certain circumstances and under the same terms as the Term Loan. On the Term Loan Closing Date, the Company also entered into that certain Guarantee and Collateral Agreement, dated as of April 14, 2023, by and among the Company, the other grantors named therein and the Agent (the “Guarantee and Collateral Agreement”). In addition, on the Term Loan Closing Date, a collateral protection insurance policy was issued to the Lenders and a cash premium was paid on the Term Loan Closing Date to the insurance provider thereunder (the “Cash Premium”). Pursuant to the Credit Agreement, the Company is required to make certain additional specified cash premium payments, based on single-digit percentages of the loans then outstanding, over a period of three years from the Term Loan Closing Date.
The Company used the proceeds from the Term Loan to (i) repay outstanding amounts equal to approximately $30.0 million under the Company’s existing loan facilities, (ii) fund an escrow account on the Term Loan Closing Date in the name of the Agent for an amount equal to the first four interest payments, (iii) pay certain fees and expenses incurred in connection with entering into the Credit Agreement, and (iv) fund the Cash Premium, together with related taxes, with the remaining proceeds to be used to fund growth investments and for general corporate purposes as permitted under the Credit Agreement.
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the secured overnight financing rate (“SOFR”) plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Adjustable Rate (as defined in the Credit Agreement) plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans.
Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal amortization prior to the Maturity Date.
The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries other than the assets of Excluded Subsidiaries (as defined in the Credit Agreement) and is guaranteed by the Company’s subsidiaries other than Excluded Subsidiaries. As set forth in more detail in the Credit Agreement, the Company is required to make mandatory prepayments on the Term Loan in the event of certain specified events, including in the event of certain capital raises by the Company and its subsidiaries. The Company may also prepay amounts under the Term Loan, subject to certain costs and conditions specified in the Credit Agreement.
The Credit Agreement also contains customary representations and warranties for a facility of this nature and affirmative and negative covenants. In particular, the Credit Agreement requires the Company to have liquidity at least equal to the Interest Escrow Required Amount (as defined in the Credit Agreement) as of the last day of each fiscal quarter. In addition, the Credit Agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions.
The Credit Agreement includes customary events of default, including, but not limited to, nonpayment of principal or interest, breaches of representations and warranties, failure to perform or observe covenants, cross-defaults with certain other indebtedness, final judgments or orders, certain change of control events, and certain bankruptcy-related events or proceedings. Upon the occurrence of an event of default (subject to notice and grace periods), obligations under the Credit Agreement could be accelerated.
In connection with the Credit Agreement, on the Term Loan Closing Date the Company also issued a warrant to purchase up to 3,301,536 shares of the Company’s Class A common stock to the Agent (the “Term Loan Warrant”). The Term Loan Warrant has a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrant will be automatically cashless exercised immediately prior to a change in control of the Company.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concurrently with the Company’s entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note and the SVB March 2021 Note. In connection with the SCI June 2021 Note prepayment, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.0 million, (ii) a prepayment premium of approximately $0.2 million, (iii) a final payment fee of approximately $0.5 million, and (iv) the remainder for transaction expenses. In connection with the SVB March 2021 Note prepayment, the Company paid a total of approximately $18.5 million, which consisted of (i) the remaining principal amount outstanding of $17.0 million, (ii) a prepayment premium of $0.3 million, (iii) a final payment fee of approximately $1.1 million, (iv) approximately $0.1 million of accrued and unpaid interest, and (v) the remainder for transaction expenses.
Equity Line of Credit (ELOC)
Through April 30, 2023, the Company had sold approximately 12.7 million shares under the ELOC program for aggregate proceeds of approximately $34.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022, together with related notes thereto, and our audited financial statements included in Form 10-K, which was filed with the SEC on March 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.
Company Overview
We are a leading innovator of conversational intelligence, offering an independent Voice AI platform that enables businesses across industries to deliver high-quality conversational experiences to their customers. Built on proprietary Speech-to-Meaning, Deep Meaning Understanding, Collective AI, Dynamic Interaction and Chat AI breakthrough technologies developed over the past 17 years, our advanced Voice AI platform provides exceptional speed and accuracy and enables humans to interact with products and services like they interact with each other — by speaking naturally.
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
The SoundHound developer platform, Houndify, is an open-access platform that allows developers to leverage SoundHound’s Voice AI technology and a library of over 100 content domains, including commonly used domains for points of interest, weather, flight status, sports and more. SoundHound's Collective AI is an architecture for connecting domain knowledge that encourages collaboration and contribution among developers. The architecture is based on proprietary software engineering technology, CaiLAN (Conversational AI Language), and machine learning technology, CaiNET (Conversational AI Network) to ensure fast, accurate and appropriate responses.
SoundHound’s technology is live in production and at scale with companies around the globe, including Hyundai, Mercedes-Benz, Pandora, Snap, VIZIO, Square, Toast, Oracle, KIA and Stellantis. We have seen significant inflection in customer adoption of our technology, as measured through activity on our platform, which surpassed 1 billion annual queries in 2021 and experienced over 85% growth during 2022.
Our current partners span multiple industries and geographies, and together have a combined reach of over 2 billion end users.
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 120 patents granted and over 140 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions, which is estimated to grow to $160 billion per year by 2026.
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
We expect this disruptive, three-pillar business model will create a monetization flywheel; as more products integrate into our platform, more users will use it and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform and the cycle will perpetually continue and expand. This ecosystem increases adoption and increases our addressable market. All three pillars contribute to our revenues today in 2023. While the majority of the contribution is currently from our first pillar of royalties, over time, the subscription and monetization portions are expected to grow and make a bigger contribution to our overall revenue.
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
•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models that we believe will enhance value to customers, partners and shareholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. Additionally, as we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Our revenue consists of subscription revenue, royalties, and monetization revenues, which we consider recurring if our customer contract does not terminate the relationship and we continue to provide the customer with same or other services in the subsequent year. For example, if we perform a one-time non-recurring engineering project for a customer and that same customer engages with us afterwards for a Product Royalty contract, the revenue in both years, regardless of the specific service, would contribute towards our overall customer retention rate. By contrast, if SoundHound provides an annual subscription contract to a customer and that customer does not execute an agreement for services for the subsequent annual period, SoundHound would not consider that customer as retained. As determined on the foregoing basis, based on the number of customers to whom we provide services during one year compared to the prior year period, our customer retention rate as of December 31, 2022 was greater than 80%
•Cost of Revenues. The results of our business will depend in part on our ability to establish and increase our gross margins by scaling our business model and effectively managing our costs to produce our applications. Our revenue will be directly supported by data center investments in technology, both on premise and in the cloud. The associated workloads, along with supporting labor costs, will need to be managed effectively as we scale to improve our margins over time. Our Houndify platform is also powered by a library of over 100 content domains, including commonly used domains for points of interest, weather, flight status, sports and more.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for the three months ended March 31, 2023 and 2022.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $18.4 million as of March 31, 2023, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
We anticipate that we will experience fluctuations in our revenues from quarter-to-quarter due to a variety of factors, including the supply and demand of end user products such as automobiles, the size and success of our sales force and the number of users who are aware of and use our applications. See Note 4 to our unaudited condensed consolidated financial statements included within this report for more information.
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
As a result of entering into the Term Loan on April 14, 2023, we expect our interest expense to increase substantially beginning during the second quarter of 2023 due to an increase in stated interest as well as the amortization of any related debt issuance costs and discounts.
Other Income (Expense), Net
Other income (expense), net consists of the change in fair value related to our derivative liability, interest income and other expense, net.
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

Results of Operations
The following table sets forth the significant components of our results of operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenues	$6,707	$4,290	$2,417	56%
Operating expenses:
Cost of revenues	1,976	1,773	203	11%
Sales and marketing	4,875	2,581	2,294	89%
Research and development	14,184	16,650	(2,466)	(15)%
General and administrative	7,125	4,003	3,122	78%
Restructuring	3,585	—	3,585	*
Total operating expenses	31,745	25,007	6,738	27%
Loss from operations	(25,038)	(20,717)	(4,321)	21%

Other expense, net:
Interest expense	(1,096)	(2,977)	1,881	(63)%
Other income (expense), net	94	(1,057)	1,151	*
Total other expense, net	(1,002)	(4,034)	3,032	(75)%
Loss before provision for income taxes	(26,040)	(24,751)	(1,289)	5%
Provision for income taxes	329	352	(23)	(7)%
Net loss	$(26,369)	$(25,103)	$(1,266)	5%
*    Not meaningful
Revenues
The following tables summarize our revenues by type and geographic regions for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Product royalties	$6,176	$3,709	$2,467	67%
Service subscriptions	391	373	18	5%
Monetization	140	208	(68)	(33)%
Total	$6,707	$4,290	$2,417	56%

	Three Months Ended March 31,		Change
	2023	2022	$	%
United States	$786	$852	$(66)	(8)%
Japan	937	927	10	1%
Germany	1,788	683	1,105	162%
France	730	459	271	59%
Korea	2,259	949	1,310	138%
Other	207	420	(213)	(51)%
Total	$6,707	$4,290	$2,417	56%
Total revenues increased by $2.4 million, or 56%, in the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily attributable to an increase in royalty revenue from Houndified Products in automotive vehicles of $1.8 million. The increase in automotive royalty revenue is reflected in the revenue increases in the geographic regions of Korea, Germany and France.
Cost of Revenues
Cost of revenues increased by $0.2 million, or 11%, in the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily related to incurring additional data center and hosting costs in order to support our revenue growth. Gross margin increased to 71% during the three months ended March 31, 2023 compared to 59% during the same period in 2022 as our revenue continues to scale and we begin to benefit from efficiencies related to our data center and hosting migrations. While our gross margin may continue to fluctuate in the near-term due to revenue contributions from varying product mixes, we expect it will stabilize as we expand our revenue from subscriptions and monetization.
Sales and Marketing
Sales and marketing expenses increased by $2.3 million, or 89%, in the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to increased compensation and other benefits expense of approximately $1.5 million, and increased program spend to support a greater investment in go-to-market strategies and customer engagement and drive growth in our revenue from subscriptions and monetization during the three months ended March 31, 2023. Our sales and marketing headcount increased by approximately 33% during the three months ended March 31, 2023, when compared to the same period in 2022, despite the impacts from the Restructuring Plan.
Research and Development
Research and development expenses decreased by $2.5 million, or 15%, in the three months ended March 31, 2023, compared to the same period in 2022. The decrease in research and development expenses was primarily due to our restructuring efforts as we reduced research and development headcount by approximately 45%, which was accompanied by reduced compensation and other benefits expense of approximately $2.2 million, and reduced consulting fees by approximately $1.0 million in the three months ended March 31, 2023, compared to the same period in 2022.
General and Administrative
General and administrative expenses increased by $3.1 million, or 78%, in the three months ended March 31, 2023, compared to the same period in 2022. The increase in general and administrative expenses was primarily due to increased compensation and other benefits expense of approximately $1.9 million in the three months ended March 31, 2023, compared to the same period in 2022. Additionally, legal and other professional fees and directors and officers insurance expense each increased by approximately $0.7 million during the three months ended March 31, 2023, compared to the same period in 2022.

Restructuring
Restructuring expenses were $3.6 million in the three months ended March 31, 2023 as a result of the Restructuring Plan compared to no restructuring expenses in the same period in 2022. See "Liquidity and Capital Resources - Restructuring" for additional information.
Interest Expense
Interest expense decreased by $1.9 million, or 63%, in the three months ended March 31, 2023 compared to the same period in 2022. The decrease in interest expense was primarily attributable to reduced interest expense of approximately $0.8 million and $0.5 million on the SVB March 2021 Note and SCI June 2021 Note, respectively, related to reduced amortization of debt discounts and debt issuance costs. Additionally, during the three months ended March 31, 2023, we recognized no interest expense on the SNAP June 2020 Note compared to $0.5 million during the same period in 2022 due to the conversion of the note into Class A Common Stock on April 26, 2022 as a result of the Business Combination.
Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Interest income	$157	$2	$155	7750%
Change in fair value of derivative liability	—	(592)	592	*
Other expense, net	(63)	(467)	404	(87)%
Other income (expense), net	$94	$(1,057)	$1,151	*
*    Not meaningful
Other income (expense), net was $0.1 million in the three months ended March 31, 2023 compared to $(1.1) million during the same period in 2022. The change was primarily attributable to the increase in fair value of the Snap June 2020 Note derivative liability of $0.6 million during the three months ended March 31, 2022 compared to no change during the same period in 2023 as the derivative liability was extinguished as a result of the Business Combination.
Provision for Income Taxes
(in thousands)

	Three Months Ended March 31,		Change
	2023	2022	$	%
Income tax expense	$329	$352	$(23)	(7)%
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.
Liquidity and Capital Resources
Total cash and cash equivalents on hand as of March 31, 2023 was $46.3 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

Term Loan
On April 14, 2023 (the “Term Loan Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit II LLC, as Administrative Agent and Collateral Agent for the Lenders (the “Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million (the “Term Loan”), the entirety of which was funded on the Term Loan Closing Date. The Credit Agreement also permits the Company to request additional commitments of up to $25.0 million in the aggregate, with funding of such commitments in the sole discretion of the Lenders, under certain circumstances and under the same terms as the Term Loan. On the Term Loan Closing Date, the Company also entered into that certain Guarantee and Collateral Agreement, dated as of April 14, 2023, by and among the Company, the other grantors named therein and the Agent (the “Guarantee and Collateral Agreement”). In addition, on the Term Loan Closing Date, a collateral protection insurance policy was issued to the Lenders and a cash premium was paid on the Term Loan Closing Date to the insurance provider thereunder (the “Cash Premium”). Pursuant to the Credit Agreement, the Company is required to make certain additional specified cash premium payments, based on single-digit percentages of the loans then outstanding, over a period of three years from the Term Loan Closing Date.
The Company used the proceeds from the Term Loan to (i) repay outstanding amounts equal to approximately $30.0 million under the Company’s existing loan facilities, (ii) fund an escrow account on the Term Loan Closing Date in the name of the Agent for an amount equal to the first four interest payments, (iii) pay certain fees and expenses incurred in connection with entering into the Credit Agreement, and (iv) fund the Cash Premium, together with related taxes, with the remaining proceeds to be used to fund growth investments and for general corporate purposes as permitted under the Credit Agreement.
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the secured overnight financing rate (“SOFR”) plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Adjustable Rate (as defined in the Credit Agreement) plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans.
Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal amortization prior to the Maturity Date.
Concurrently with the Company’s entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note and the SVB March 2021 Note. In connection with the SCI June 2021 Note prepayment, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.0 million, (ii) a prepayment premium of approximately $0.2 million, (iii) a final payment fee of approximately $0.5 million, and (iv) the remainder for transaction expenses. In connection with the SVB March 2021 Note prepayment, the Company paid a total of approximately $18.5 million, which consisted of (i) the remaining principal amount outstanding of $17.0 million, (ii) a prepayment premium of $0.3 million, (iii) a final payment fee of approximately $1.1 million, (iv) approximately $0.1 million of accrued and unpaid interest, and (v) the remainder for transaction expenses.
Equity Line of Credit (ELOC)
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. The Company has utilized and expects to continue to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through April 30, 2023, the Company had sold approximately 12.7 million shares under the ELOC program for aggregate proceeds of approximately $34.4 million.

Series A Preferred Stock
On or around January 20, 2023, the Company entered into the Purchase Agreements with the Investors, pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for an aggregate issue price of approximately $25.0 million.
Restructuring
In January 2023, we announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The total estimated restructuring costs associated with the Restructuring Plan are approximately $3.8 million and are being recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $3.6 million of restructuring expenses in connection with the Restructuring Plan during the three months ended March 31, 2023, of which $1.3 million were cash payments. We expect to incur the estimated remaining $0.2 million through the end of 2023. Any changes to the estimates or timing of executing the Restructuring Plan will be reflected in our future results of operations.
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
Debt Financing
Our material debt agreements as of March 31, 2023 were as follows:
•SVB March 2021 — In March 2021, we entered into a loan and security agreement with a commercial bank to borrow $30.0 million (“SVB March 2021 Note”). In April 2022, the Company entered into a loan modification agreement, which extended the SVB March 2021 Note’s early maturity date from April 26, 2022 to May 26, 2022. As the SNAP June 2020 Note converted on April 26, 2022 the performance milestone was met and the SVB March 2021 Note’s maturity date was extended to September 1, 2024. On April 14, 2023, in connection with the issuance of the Term Loan, we used a portion of the proceeds from the issuance of the Term Loan to repay in full the principal amount of indebtedness outstanding under the SVB March 2021 Note.
•SCI June 2021 Note — In June 2021, we issued a note pursuant to a loan and security agreement with a lender to borrow up to a commitment amount of $15.0 million in $5.0 million increments (“SCI June 2021 Note”). Through December 31, 2021, we had borrowed $15.0 million. The maturity date of the loan was May 31, 2025. On April 14, 2023, in connection with the issuance of the Term Loan, we used a portion of the proceeds from the issuance of the Term Loan to repay in full the principal amount of indebtedness outstanding under the SCI June 2021 Note.

Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(14,467)	$(14,989)
Net cash used in investing activities	(15)	(611)
Net cash provided by financing activities	51,568	1,955
	$37,086	$(13,645)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $14.5 million during the three months ended March 31, 2023 compared to $15.0 million during the three months ended March 31, 2022. The $0.5 million decrease in cash used in operating activities was primarily due to our decreased net loss, adjusted for non-cash expenses, including stock-based compensation and depreciation and amortization and changes in operating assets and liabilities.
Cash Flows Used in Investing Activities
Net cash used in investing activities was nominal during the three months ended March 31, 2023 compared to $0.6 million during the three months ended March 31, 2022. The $0.6 million decrease in cash used in investing activities was driven by a reduction in purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $51.6 million during the three months ended March 31, 2023 compared to $2.0 million during the three months ended March 31, 2022. The $49.6 million increase in cash provided by financing activities was primarily due to $28.4 million in net proceeds from the sales of common stock under the ELOC program and $24.9 million in net proceeds from the issuance of the Series A Preferred Stock and was partially offset by payments on our notes payable of $4.1 million during the three months ended March 31, 2023.
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
Critical Accounting Policies and Significant Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included elsewhere in this report that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported income (loss) generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
For a discussion of our critical accounting policies, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to the consolidated financial statements included in our Form 10-K, which was filed with the SEC on March 28, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
(a)Evaluation of disclosure controls and procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2023 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
(b)Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.
Item 1A. Risk Factors.
Not required for smaller reporting companies. However, as of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, which was filed with the SEC on March 28, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of equity securities during the period covered by this Quarterly Report that were not either registered under the Securities Act or were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
4.1*	Form of Class A Common Stock Purchase Warrant
10.1*†	Senior Secured Term Loan Credit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished.
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC

Date: May 12, 2023	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)