Form 10-Q
period 2023-06-30
SOUNDHOUND AI, INC.
filed 2023-08-11
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2023, there were 203,219,529 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 37,485,408 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$115,764	$9,245
Accounts receivable, net	3,532	3,414
Prepaid expenses	2,573	2,514
Contract assets	3,701	1,671
Other current assets	1,371	859
Total current assets	126,941	17,703
Restricted cash equivalents, non-current	13,775	230
Right-of-use assets	6,502	8,119
Property and equipment, net	2,329	3,447
Deferred tax asset	55	55
Contract assets, non-current	7,091	7,041
Other non-current assets	885	1,656
Total assets	$157,578	$38,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,895	$2,798
Accrued liabilities	16,381	7,462
Operating lease liabilities	2,881	3,282
Finance lease liabilities	154	160
Income tax liability	1,080	1,314
Deferred revenue	4,612	5,812
Current portion of long-term debt	—	16,668
Total current liabilities	27,003	37,496

Operating lease liabilities, net of current portion	4,356	5,715
Finance lease liabilities, net of current portion	60	128
Deferred revenue, net of current portion	4,118	7,543
Long-term debt	66,428	18,299
Other non-current liabilities	16,824	4,295
Total liabilities	118,789	73,476
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 835,011 and 0 shares issued and outstanding, aggregate liquidation preference of $25,050 and $0 as of June 30, 2023 and December 31, 2022, respectively	24,942	—
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 194,336,749 and 160,297,664 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20	16
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 38,035,408 and 39,735,408 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	564,197	466,857
Accumulated deficit	(550,403)	(502,102)
Accumulated other comprehensive income	29	—
Total stockholders’ equity (deficit)	38,789	(35,225)
Total liabilities and stockholders’ equity (deficit)	$157,578	$38,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$8,751	$6,152	$15,458	$10,442
Operating expenses:
Cost of revenues	1,830	2,488	3,806	4,261
Sales and marketing	5,078	4,370	9,953	6,951
Research and development	11,736	18,862	25,920	35,512
General and administrative	6,377	9,362	13,502	13,365
Restructuring	166	—	3,751	—
Total operating expenses	25,187	35,082	56,932	60,089
Loss from operations	(16,436)	(28,930)	(41,474)	(49,647)

Other expense, net:
Interest expense	(5,572)	(1,572)	(6,668)	(4,549)
Other income (expense), net	493	223	587	(834)
Total other expense, net	(5,079)	(1,349)	(6,081)	(5,383)
Loss before provision for income taxes	(21,515)	(30,279)	(47,555)	(55,030)
Provision for income taxes	417	389	746	741
Net loss	(21,932)	(30,668)	(48,301)	(55,771)

Other comprehensive income:
Unrealized gains on investments	29	—	29	—
Comprehensive loss	$(21,903)	$(30,668)	$(48,272)	$(55,771)

Net loss per share:
Basic and diluted	$(0.10)	$(0.19)	$(0.23)	$(0.48)

Weighted-average common shares outstanding:
Basic and diluted	220,772,111	162,004,172	212,970,561	116,059,520
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended June 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2023	835,011	$24,942	174,714,741	$18	39,735,408	$4	$505,889	$(528,471)	$—	$2,382
Issuance of common stock for equity incentive awards	—	—	3,620,560	—	—	—	5,752	—	—	5,752
Issuance of common stock under the ELOC program	—	—	14,301,448	2	—	—	42,543	—	—	42,545
Issuance of Class A common shares upon conversion of Class B common shares	—	—	1,700,000	—	(1,700,000)	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	4,315	—	—	4,315
Stock-based compensation	—	—	—	—	—	—	5,698	—	—	5,698
Net loss	—	—	—	—	—	—	—	(21,932)	—	(21,932)
Other comprehensive income	—	—	—	—	—	—	—	—	29	29
Balances as of June 30, 2023	835,011	$24,942	194,336,749	$20	38,035,408	$4	$564,197	$(550,403)	$29	$38,789

Three Months Ended June 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2022	19,248,537	$279,503	12,718,968	$1	—	$—	—	$—	$48,429	$(411,832)	$(363,402)
Retroactive application of Business Combination (Note 3)	87,700,789	(279,503)	57,969,213	(1)	—	—	—	—	279,504	—	279,503
Adjusted balances, beginning of period	106,949,326	—	70,688,181	—	—	—	—	—	327,933	(411,832)	(83,899)
Issuance of common stock for equity incentive awards	—	—	152,910	—	—	—	—	—	366	—	366
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	20,239	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	—	(73,561,334)	—	140,114,060	14	40,396,600	4	(18)	—	—
PIPE financing	—	—	—	—	11,300,000	1	—	—	86,584	—	86,585
Issuance of common stock pursuant to the Business Combination	—	—	—	—	4,693,050	1	—	—	4,105	—	4,106
Issuance of common stock for equity incentive awards	—	—	—	—	159,439	—	—	—	64	—	64
Stock-based compensation	—	—	—	—	—	—	—	—	7,863	—	7,863
Net loss	—	—	—	—	—	—	—	—	—	(30,668)	(30,668)
Balances as of June 30, 2022	—	$—	—	$—	156,266,549	$16	40,396,600	$4	$447,136	$(442,500)	$4,656

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands, except share and per share data)
(Unaudited)

Six Months Ended June 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	160,297,664	$16	39,735,408	$4	$466,857	$(502,102)	$—	$(35,225)
Issuance of common stock for equity incentive awards	—	—	7,089,085	—	—	—	8,177	—	—	8,177
Issuance of common stock under the ELOC program	—	—	25,250,000	4	—	—	70,901	—	—	70,905
Issuance of Series A Preferred Stock	835,011	24,942	—	—	—	—	—	—	—	24,942
Issuance of Class A common shares upon conversion of Class B common shares	—	—	1,700,000	—	(1,700,000)		—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	4,315	—	—	4,315
Stock-based compensation	—	—	—	—	—	—	13,947	—	—	13,947
Net loss	—	—	—	—	—	—	—	(48,301)	—	(48,301)
Other comprehensive income	—	—	—	—	—	—	—	—	29	29
Balances as of June 30, 2023	835,011	$24,942	194,336,749	$20	38,035,408	$4	$564,197	$(550,403)	$29	$38,789

Six Months Ended June 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	19,248,537	$279,503	12,280,051	$1	—	$—	—	$—	$43,491	$(386,729)	$(343,237)
Retroactive application of Business Combination (Note 3)	87,700,789	(279,503)	55,978,505	(1)	—	—	—	—	279,504	—	279,503
Adjusted balances, beginning of period	106,949,326	—	68,258,556	—	—	—	—	—	322,995	(386,729)	(63,734)
Issuance of common stock for equity incentive awards	—	—	2,582,535	—	—	—	—	—	2,840	—	2,840
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	20,239	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	—	(73,561,334)	—	140,114,060	14	40,396,600	4	(18)	—	—
PIPE financing	—	—	—	—	11,300,000	1	—	—	86,584	—	86,585
Issuance of common stock pursuant to the Business Combination	—	—	—	—	4,693,050	1	—	—	4,105	—	4,106
Issuance of common stock for equity incentive awards	—	—	—	—	159,439	—	—	—	64	—	64
Stock-based compensation	—	—	—	—	—	—	—	—	10,327	—	10,327
Net loss	—	—	—	—	—	—	—	—	—	(55,771)	(55,771)
Balances as of June 30, 2022	—	$—	—	$—	156,266,549	$16	40,396,600	$4	$447,136	$(442,500)	$4,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,301)	$(55,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,411	2,269
Stock-based compensation	13,947	10,327
Change in fair value of derivative and warrant liability	—	606
Non-cash interest expense	1,607	2,185
Non-cash lease expense	1,714	1,545
Loss on debt extinguishment	837	—
Other non-cash losses, net	82	—
Changes in operating assets and liabilities:
Accounts receivable, net	(118)	1,045
Prepaid expenses	(59)	(3,409)
Other current assets	(634)	(10)
Contract assets	(2,080)	—
Other non-current assets	628	110
Accounts payable	(903)	1,846
Accrued liabilities	5,045	108
Operating lease liabilities	(1,910)	(2,258)
Deferred revenue	(4,625)	(5,362)
Other non-current liabilities	(292)	2
Net cash used in operating activities	(33,651)	(46,767)

Cash flows from investing activities:
Purchases of property and equipment	(293)	(982)
Net cash used in investing activities	(293)	(982)

Cash flows from financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	24,942	—
Proceeds from sales of common stock under the ELOC program, net of issuance costs	70,905	—
Proceeds from the issuance of common stock	8,177	2,904
Proceeds from Business Combination and PIPE, net of transaction costs	—	91,695
Proceeds from the issuance of long-term debt, net of issuance costs	85,087	—
Payments on notes payable	(35,029)	(3,416)
Payments on finance leases	(74)	(1,016)
Net cash provided by financing activities	154,008	90,167
Net change in cash, cash equivalents, and restricted cash equivalents	120,064	42,418
Cash, cash equivalents, and restricted cash equivalents, beginning of period	9,475	22,822
Cash, cash equivalents, and restricted cash equivalents, end of period	$129,539	$65,240

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,344	$1,140
Cash paid for income taxes	$1,098	$33

Noncash investing and financing activities:
Accrued and unpaid debt issuance costs	$16,461	$—
Non-cash debt discount	$4,315	$—
Deferred offering costs reclassified to additional paid-in capital	$802	$—
Conversion of convertible note into common stock pursuant to Business Combination	$—	$20,239
Unpaid deferred offering costs associated with the Business Combination	$—	$1,006
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$—	$279,503
Operating lease liabilities arising from obtaining right-of-use assets	$—	$650
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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $48.3 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $550.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total cash and cash equivalents on hand as of June 30, 2023 was $115.8 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
Additionally, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. The military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long-term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the fiscal year ending December 31, 2023 or any future interim period.
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
Reclassification
Certain prior period balances have been reclassified to conform to the current year presentation. Such changes include reclassifications or combinations of certain accounts on the condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit). These reclassifications had no impact on total assets, total liabilities, net loss or accumulated deficit in the previously reported consolidated financial statements for the six months ended June 30, 2023.
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the three and six months ended June 30, 2023, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.2 million and $0.3 million, respectively, in the condensed consolidated statements of operations as other income (expense), net. During the three and six months ended June 30, 2022, the Company recognized net (gains)/losses related to foreign currency transactions and remeasurements of $(0.2) million and $0.3 million, respectively, in the condensed consolidated statements of operations as other income (expense), net.

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
Restricted Cash Equivalents
The Company’s restricted cash equivalents were established according to the requirements under the Credit Agreement (as defined in Note 8) and leases for the Company’s corporate headquarters, data center and sales office and are subject to certain restrictions. Restricted cash equivalents are classified as current or non-current on the condensed consolidated balance sheets based on the expected duration of the restriction.
Our total cash and cash equivalents and restricted cash, as presented on the condensed consolidated statements of cash flows, was as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$115,764	$9,245
Restricted cash equivalents, non-current	13,775	230
Total as presented on the condensed consolidated statements of cash flows	$129,539	$9,475

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
As of June 30, 2023, accounts receivable balances due from four customers collectively totaled 62% of the Company’s condensed consolidated accounts receivable balance. As of December 31, 2022, accounts receivable balances due from two customers collectively totaled 75% of the Company’s condensed consolidated accounts receivable balance.
For the three and six months ended June 30, 2023, the Company had three and four customers that accounted for 75% and 81% of revenue, respectively. For the three and six months ended June 30, 2022, the Company had four customers that accounted for 77% and 70% of revenue, respectively.
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
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. There has been no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2023.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,123	$—	$—
Total	$15,123	$—	$—
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On or around January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for an aggregate issue price of approximately $25.0 million. The Series A Preferred Stock was assessed at issuance for classification and redemption features requiring bifurcation. The Series A Preferred Stock do not contain any of the three conditions described above to be classified as temporary equity and thus have been classified as permanent equity. See Note 10 for additional information.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs and percentage of completion based on input and output measures. During the three and six months ended June 30, 2023, $4.3 million and $5.0 million, respectively, of professional service revenue was recognized over time. During the three months ended June 30, 2023, there was no professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the six months ended June 30, 2023, $0.9 million of professional service revenue was recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the three and six months ended June 30, 2022, $0.2 million and $0.8 million, respectively, of professional service revenue was recognized over time, with the remaining $1.1 million and $1.1 million, respectively, recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2023 and 2022, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hosted services	$3,746	$4,450	$8,491	$7,794
Professional services	4,284	1,382	5,927	1,949
Monetization	162	219	302	427
Licensing	559	101	738	272
Total	$8,751	$6,152	$15,458	$10,442
For the three and six months ended June 30, 2023 and 2022, the disaggregated revenue by geographic location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$704	$839	$1,490	$1,692
Japan	922	923	1,859	1,850
Germany	3,813	1,143	5,601	1,826
France	847	1,837	1,577	2,296
Korea	2,323	1,260	4,582	2,209
Other	142	150	349	569
Total	$8,751	$6,152	$15,458	$10,442
For the three and six months ended June 30, 2023 and 2022, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over time revenue	$8,030	$4,690	$13,535	$8,600
Point-in-time	721	1,462	1,923	1,842
Total	$8,751	$6,152	$15,458	$10,442

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenue is derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenue from Product Royalties is based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenue is generated through Houndified Services, which include customer services, food ordering, content, appointments, and voice commerce. Subscription revenue is derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenue from Monetization is generated from the SoundHound music identification app and is primarily attributable to user ad impression revenue. For the three and six months ended June 30, 2023 and 2022, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product royalties	$8,180	$5,561	$14,356	$9,270
Service subscriptions	409	372	800	745
Monetization	162	219	302	427
Total	$8,751	$6,152	$15,458	$10,442
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
Revenue recognized included in the balances of the deferred revenue at the beginning of the reporting period was $2.2 million and $5.0 million, respectively, for the three and six months ended June 30, 2023 as compared to $1.3 million and $3.4 million, respectively, for the three and six months ended June 30, 2022.
As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $15.8 million. Given the applicable contract terms, $7.5 million is expected to be recognized as revenue within one year, $5.2 million is expected to be recognized between two to five years and the remainder of $3.1 million is expected to be recognized after five years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation expenses	$11,831	$6,134
Accrued interest	—	236
Accrued vendor payables	4,213	1,002
Accrued professional services	203	89
Other accrued liabilities	134	1
	$16,381	$7,462
6. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of June 30, 2023 (in thousands):

Remainder of 2023	$3,500
2024	11,000
2025	14,000
2026	16,000
2027	24,000
Thereafter	24,000
Total	$92,500
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
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.1 million as of June 30, 2023 and December 31, 2022.

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
In connection with the Credit Agreement, on the Term Loan Closing Date the Company issued a warrant to purchase up to 3,301,536 shares of the Company’s Class A common stock to the Agent (the “Term Loan Warrant”). The Term Loan Warrant has a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrant will be automatically cashless exercised immediately prior to a change in control of the Company. On the Term Loan Closing Date, the Company recorded the Term Loan Warrant at fair value of $4.3 million as additional paid-in-capital on the condensed consolidated balance sheets based on the allocation of its relative fair value of the debt proceeds.
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
Subsequent to the closing of the Business Combination, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock. As of June 30, 2023, there were 3,457,996 Public Warrants issued and outstanding.
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
Pursuant to ASC 815, the Private Warrants were initially considered a liability instrument as they met the definition of a derivative. Upon the Closing of the Business Combination, the Company modified its Private Warrants to be identical to its Public Warrants. Therefore, the Private Warrants met requirements for classification as equity instruments, as they are indexed to the Company’s stock. As of June 30, 2023, there were 208,000 Private Warrants issued and outstanding.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. LONG-TERM DEBT
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
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate (as defined in the SVB March 2021 Note). During the three and six months ended June 30, 2023, the Company recorded interest expense of $0.4 million and $1.1 million, respectively, related to the SVB March 2021 Note. During the three and six months ended June 30, 2022, the Company recorded interest expense of $0.7 million and $2.3 million, respectively, related to the SVB March 2021 Note.
Concurrently with the Company’s entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SVB March 2021 Note. In connection with the SVB March 2021 Note prepayment, the Company paid a total of $18.5 million, which consisted of (i) the remaining principal amount outstanding of $18.1 million, (ii) a prepayment premium of $0.3 million, (iii) accrued and unpaid interest of $0.1 million and (iv) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in Interest expense in the condensed consolidated statements of operations.
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9% or 5.75% above the Prime Rate (as defined in the SCI June 2021 Note). During the three and six months ended June 30, 2023, the Company recorded interest expense of $0.6 million and $1.0 million, respectively, related to the SCI June 2021 Note. During the three and six months ended June 30, 2022, the Company recorded interest expense of $0.6 million and $1.5 million, respectively, related to the SCI June 2021 Note.
Concurrently with the Company’s entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note. In connection with the SCI June 2021 Note prepayment, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.5 million, (ii) a prepayment premium of approximately $0.2 million and (iii) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in Interest expense in the condensed consolidated statements of operations.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the secured overnight financing rate (“SOFR”) plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Adjustable Rate (as defined in the Credit Agreement) plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2023, the interest rate was approximately 13.6%.
Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal payments prior to the Maturity Date.
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
The Credit Agreement also contains customary representations and warranties for a facility of this nature and affirmative and negative covenants. In particular, the Credit Agreement requires the Company to have liquidity at least equal to the Interest Escrow Required Amount (as defined in the Credit Agreement) as of the last day of each fiscal quarter. The Interest Escrow Required Amount is included in restricted cash equivalents, non-current on the condensed consolidated balance sheet as of June 30, 2023. In addition, the Credit Agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. As of June 30, 2023, the Company was in compliance with all covenants prescribed in the Credit Agreement.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s debt balances as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Term Loan	$100,000	$—
SVB March 2021 Note	—	22,050
SCI June 2021 Note	—	12,979
Total debt	$100,000	$35,029
Current portion of debt	—	(16,668)
Unamortized discount and debt issuance costs	(33,572)	(62)
Carrying value of long-term debt	$66,428	$18,299
9. RESTRUCTURING
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The total estimated restructuring costs associated with the Restructuring Plan are approximately $3.8 million and are being recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. During the three and six months ended June 30, 2023, we recorded $0.2 million and $3.8 million, respectively, of restructuring expenses in connection with the Restructuring Plan, of which $0.1 million and $1.4 million, respectively, were cash payments. We expect to incur a nominal amount of additional expense through the end of 2023. Any changes to the estimates or timing of executing the Restructuring Plan will be reflected in our future results of operations.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. The Conversion Price is not subject to any anti-dilution adjustments. The Company may also elect to pay any dividend in cash in lieu of accretion to Liquidation Preference if permitted under the agreements and instruments governing its outstanding indebtedness at such time.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Equity Line of Credit ("ELOC")
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. The Company has utilized and expects to continue to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through June 30, 2023, the Company had sold the entirety of the 25.0 million shares under the ELOC program for aggregate proceeds of approximately $71.7 million.
In connection with the execution of the Common Stock Purchase Agreement, the Company issued CFPI 250,000 shares as consideration for its irrevocable commitment to purchase the ELOC Shares upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The Company incurred a total of $0.8 million in costs related to the execution of the Common Stock Purchase Agreement and the issuance of the initial commitment shares and such amount was initially recorded as deferred stock issuance costs. Such deferred stock issuance costs were charged proportionally against the gross proceeds from shares issued and sold to CFPI based upon the total number of shares which the Company sold under the Common Stock Purchase Agreement.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations is comprised of the following for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income (expense), net
Interest income	$714	$37	$871	$39
Change in fair value of derivative liability	—	(14)	—	(606)
Other (expense) income, net	(221)	200	(284)	(267)
Total other income (expense), net	$493	$223	$587	$(834)
13. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss (in thousands)	$(21,932)	$(30,668)	$(48,301)	$(55,771)
Denominator:
Weighted average shares outstanding – basic and dilutive	220,772,111	162,004,172	212,970,561	116,059,520
Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.23)	$(0.48)
For the three and six months ended June 30, 2023 and 2022, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and six months ended June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Stock-based awards	31,295,962	33,293,123
Series A Preferred Stock	25,050,330	—
Common stock warrants	6,967,532	3,532,984
Total	63,313,824	36,826,107

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14. INCOME TAXES
The tax expense and the effective tax rate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(21,515)	$(30,279)	$(47,555)	$(55,030)
Income tax expense	417	389	746	741
Effective tax rate	(1.94)%	(1.28)%	(1.57)%	(1.35)%
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.
15. RELATED PARTY TRANSACTIONS
The Company entered into revenue contracts to perform professional services for certain companies who are also investors in the Company. These companies are holders of the Company’s Class A Common Stock. As a result of the Business Combination during the second quarter of 2022, each company's ownership interest in the Company was reduced to less than 5%. Consequently, considering all aspects of our relationships with the companies, as of June 30, 2022, the Company no longer considers the companies related parties. During the three and six months ended June 30, 2022, the Company recognized revenue from the companies of $3.0 million and $5.2 million, respectively.
On January 20, 2023, our Chief Financial Officer and one of our directors each entered into Purchase Agreements, purchasing 3,334 shares of Series A Preferred Stock each for a total purchase price of $100,000 each.
16. SUBSEQUENT EVENT
Series A Preferred Stock Dividend
On July 1, 2023, the Company's Series A Preferred Stock received dividends paid-in-kind as an increase in Liquidation Preference, thereby increasing the aggregate Liquidation Preference to $26.6 million.

Sales Agreement
On July 28, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell up to $150,000,000 of shares of our Class A common stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A common stock, if any, under the Sales Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We will pay the Sales Agents commission for their services in acting as agent in the sale of our Class A common stock. The Sales Agents are entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We have also agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount not to exceed $75,000 in the aggregate in connection with the execution of the Sales Agreement. We have not sold any shares under the ATM Program as of the date hereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, together with related notes thereto, and our audited financial statements included in Form 10-K, which was filed with the SEC on March 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.
Company Overview
We are a global leader in conversational intelligence, offering independent Voice AI solutions that enable businesses to deliver high-quality conversational experiences to their customers. Built on proprietary technology, SoundHound’s voice AI delivers best-in-class speed and accuracy in numerous languages to product creators across automotive, TV, and IoT, and to customer service industries via groundbreaking AI-driven products like Smart Answering, Smart Ordering, and Dynamic Interaction™, a real-time, multimodal customer service interface. Along with SoundHound Chat AI, a powerful voice assistant with integrated Generative AI, SoundHound powers millions of products and services, and processes billions of interactions each year for world class businesses.
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
The third pillar creates a monetization ecosystem that brings the services from pillar two to the products in pillar one. When the users of a voice-enabled product in pillar one access the voice-enabled services of pillar two, these services generate new leads and transactions. SoundHound generates monetization revenue from the services for generating these leads and transactions, and we will share the revenue with the product creators of pillar one. For example, when the driver of a voice-enabled car places an order to a restaurant that is also voice enabled, we will have unlocked a seamless transaction. Accordingly, the restaurant will pay us for that order, and we will share that revenue with the product creator or the car manufacturer. In this example, each party receives value in the ecosystem. The restaurant is happy because they generated a new lead and booked a sale. The user is happy because they have received value through a natural ordering process, simply by speaking to their car. And the car manufacturer is happy because they delivered value to the end user and generated additional revenue from the usage of their product. During the periods presented in the condensed consolidated financial statements, we have not generated revenue from leads and transactions on voice-enabled products from voice-enabled services other than from the SoundHound music identification app. Going forward, SoundHound expects monetization revenue to be generated through a combination of advertising revenue from the music identification app and from leads and transactions on voice-enabled products from voice-enabled services.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for the three and six months ended June 30, 2023 and 2022.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $15.8 million as of June 30, 2023, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
Cost of Revenues
SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses that are directly related to these revenue streams. While our gross margin may continue to fluctuate in the near-term due to revenue contributions from varying product mixes, we expect it will stabilize as we continue to scale our business.
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
As a result of entering into the Term Loan on April 14, 2023, we expect our interest expense to increase substantially going forward due to an increase in stated interest as well as the amortization of any related debt issuance costs and discounts.

Other Income (Expense), Net
Other income (expense), net consists of the change in fair value related to our derivative liability, interest income and other (expense) income, net.
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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenues	$8,751	$6,152	$2,599	42%
Operating expenses:
Cost of revenues	1,830	2,488	(658)	(26)%
Sales and marketing	5,078	4,370	708	16%
Research and development	11,736	18,862	(7,126)	(38)%
General and administrative	6,377	9,362	(2,985)	(32)%
Restructuring	166	—	166	*
Total operating expenses	25,187	35,082	(9,895)	(28)%
Loss from operations	(16,436)	(28,930)	12,494	(43)%

Other expense, net:
Interest expense	(5,572)	(1,572)	(4,000)	254%
Other income, net	493	223	270	121%
Total other expense, net	(5,079)	(1,349)	(3,730)	277%
Loss before provision for income taxes	(21,515)	(30,279)	8,764	(29)%
Provision for income taxes	417	389	28	7%
Net loss	$(21,932)	$(30,668)	$8,736	(28)%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenues	$15,458	$10,442	$5,016	48%
Operating expenses:
Cost of revenues	3,806	4,261	(455)	(11)%
Sales and marketing	9,953	6,951	3,002	43%
Research and development	25,920	35,512	(9,592)	(27)%
General and administrative	13,502	13,365	137	1%
Restructuring	3,751	—	3,751	*
Total operating expenses	56,932	60,089	(3,157)	(5)%
Loss from operations	(41,474)	(49,647)	8,173	(16)%

Other expense, net:
Interest expense	(6,668)	(4,549)	(2,119)	47%
Other income (expense), net	587	(834)	1,421	*
Total other expense, net	(6,081)	(5,383)	(698)	13%
Loss before provision for income taxes	(47,555)	(55,030)	7,475	(14)%
Provision for income taxes	746	741	5	1%
Net loss	$(48,301)	$(55,771)	$7,470	(13)%
*    Not meaningful
Revenues
The following tables summarize our revenues by type and geographic regions for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Product royalties	$8,180	$5,561	$2,619	47%
Service subscriptions	409	372	37	10%
Monetization	162	219	(57)	(26)%
Total	$8,751	$6,152	$2,599	42%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Product royalties	$14,356	$9,270	$5,086	55%
Service subscriptions	800	745	55	7%
Monetization	302	427	(125)	(29)%
Total	$15,458	$10,442	$5,016	48%

	Three Months Ended June 30,		Change
	2023	2022	$	%
United States	$704	$839	$(135)	(16)%
Japan	922	923	(1)	0%
Germany	3,813	1,143	2,670	234%
France	847	1,837	(990)	(54)%
Korea	2,323	1,260	1,063	84%
Other	142	150	(8)	(5)%
Total	$8,751	$6,152	$2,599	42%

	Six Months Ended June 30,		Change
	2023	2022	$	%
United States	$1,490	$1,692	$(202)	(12)%
Japan	1,859	1,850	9	0%
Germany	5,601	1,826	3,775	207%
France	1,577	2,296	(719)	(31)%
Korea	4,582	2,209	2,373	107%
Other	349	569	(220)	(39)%
Total	$15,458	$10,442	$5,016	48%
Total revenues increased by $2.6 million, or 42%, in the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to an increase in product royalty revenue in connection with the contract modification of a customer in Germany and royalty increases from customers in Korea. The increase was partially offset by a decrease in product royalty revenue due to a distinct customization service sold to a large automotive company in France during the three months ended June 30, 2022.
Total revenues increased by $5.0 million, or 48%, in the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to an increase in product royalty revenue in connection with the contract modification of a customer in Germany and royalty increases from customers in Korea and Germany. The increase was partially offset by a decrease in product royalty revenue due to a distinct customization service sold to a large automotive company in France during the six months ended June 30, 2022.
In June 2023, the Company and a customer in Germany finalized an agreement to modify the scope of an existing hosting services contract without changing the contract price. This modification involved the addition of new professional services in lieu of a tail support obligation beyond the contractual period ending on December 31, 2023. On the modification date, the estimated remaining transaction price including the tail support fee of $1.9 million that was scheduled to be recognized after 2023, was reallocated to the remaining performance obligations and will be fully recognized as revenue in 2023 either at a point in time or over time depending on the nature of each performance obligation.
Cost of Revenues
Cost of revenues decreased by $0.7 million, or 26%, and $0.5 million, or 11%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily related to incurring additional data center and hosting costs due to system migrations in the three months ended June 30, 2022 in order to support our revenue growth. Gross margin increased to 79% and 75% during the three and six months ended June 30, 2023, respectively, compared to 60% and 59% during the same periods in 2022 as our revenue continues to scale and we begin to benefit from efficiencies related to our data center and hosting migrations.

Sales and Marketing
Sales and marketing expenses increased by $0.7 million, or 16%, in the three months ended June 30, 2023 compared to the same period in 2022. The increase during the three months ended June 30, 2023 was primarily due to increased compensation and other benefits expense of approximately $0.6 million, and increased program spend to support a greater investment in go-to-market strategies and customer engagement and drive growth in our revenue from subscriptions and monetization.
Sales and marketing expenses increased by $3.0 million, or 43%, in the six months ended June 30, 2023 compared to the same period in 2022. The increase during the six months ended June 30, 2023 was primarily due to increased compensation and other benefits expense of approximately $2.1 million, and increased program spend to support a greater investment in go-to-market strategies and customer engagement and drive growth in our revenue from subscriptions and monetization.
Research and Development
Research and development expenses decreased by $7.1 million, or 38%, in the three months ended June 30, 2023 compared to the same period in 2022. The decrease in research and development expenses was primarily due to our restructuring efforts as we reduced research and development headcount by approximately 40% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $5.3 million and was accompanied by reduced consulting fees of approximately $1.3 in the three months ended June 30, 2023 compared to the same period in 2022.
Research and development expenses decreased by $9.6 million, or 27%, in the six months ended June 30, 2023 compared to the same period in 2022. The decrease in research and development expenses was primarily due to our restructuring efforts as we reduced research and development headcount by approximately 40% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $7.5 million and was accompanied by reduced consulting fees of approximately $2.3 million in the six months ended June 30, 2023 compared to the same period in 2022.
General and Administrative
General and administrative expenses decreased by $3.0 million, or 32%, in the three months ended June 30, 2023 compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to our restructuring efforts as we reduced general and administrative headcount by approximately 35% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $1.8 million and was accompanied by reduced legal and other professional fees of approximately $1.2 million during the three months ended June 30, 2023, compared to the same period in 2022.
General and administrative expenses increased by $0.1 million, or 1%, in the six months ended June 30, 2023 compared to the same period in 2022. The increase in general and administrative expenses was primarily due to an increase in directors and officers insurance expense of approximately $0.6 million partially offset by a reduction in legal and other professional fees of approximately $0.5 million during the six months ended June 30, 2023, compared to the same period in 2022.
Restructuring
Restructuring expenses were $0.2 million and $3.8 million in the three and six months ended June 30, 2023, respectively, as a result of the Restructuring Plan compared to no restructuring expenses in the same periods in 2022. See "Liquidity and Capital Resources - Restructuring" for additional information.
Interest Expense
Interest expense increased by $4.0 million, or 254%, and $2.1 million, or 47%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in interest expense was primarily attributable to the increased interest rate, balance and amortization of debt issuance costs and discounts on the Term Loan relative to those on the SVB March 2021 Note and SCI June 2021 Note. Additionally, interest expense in the three and six months ended June 30, 2023 includes a loss on debt extinguishment of $0.8 million related to the early repayment of the SVB March 2021 Note and SCI June 2021 Note.
Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Interest income	$714	$37	$677	1830%
Change in fair value of derivative liability	—	(14)	14	*
Other (expense) income, net	(221)	200	(421)	*
Other income, net	$493	$223	$270	121%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Interest income	$871	$39	$832	2133%
Change in fair value of derivative liability	—	(606)	606	*
Other expense, net	(284)	(267)	(17)	6%
Other income (expense), net	$587	$(834)	$1,421	*

*    Not meaningful
Provision for Income Taxes
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.
Liquidity and Capital Resources
Total cash and cash equivalents on hand as of June 30, 2023 was $115.8 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sales Agreement
On July 28, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell up to $150,000,000 of shares of our Class A common stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A common stock, if any, under the Sales Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We will pay the Sales Agents commission for their services in acting as agent in the sale of our Class A common stock. The Sales Agents are entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We have also agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount not to exceed $75,000 in the aggregate in connection with the execution of the Sales Agreement. We have not sold any shares under the ATM Program as of the date hereof.

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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the secured overnight financing rate (“SOFR”) plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Adjustable Rate (as defined in the Credit Agreement) plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2023, the interest rate was approximately 13.6%.
Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal payments prior to the Maturity Date.
Concurrently with the Company’s entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note and the SVB March 2021 Note. In connection with the SCI June 2021 Note prepayment, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.5 million, (ii) a prepayment premium of approximately $0.2 million and (iii) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in Interest expense in the condensed consolidated statements of operations. In connection with the SVB March 2021 Note prepayment, the Company paid a total of $18.5 million, which consisted of (i) the remaining principal amount outstanding of $18.1 million, (ii) a prepayment premium of $0.3 million, (iii) accrued and unpaid interest of $0.1 million and (iv) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in Interest expense in the condensed consolidated statements of operations.
Equity Line of Credit (ELOC)
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. The Company has utilized and expects to continue to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through June 30,

2023, the Company had sold the entirety of the 25.0 million shares under the ELOC program for aggregate proceeds of approximately $71.7 million.
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
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The total estimated restructuring costs associated with the Restructuring Plan are approximately $3.8 million and are being recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. During the three and six months ended June 30, 2023, we recorded $0.2 million and $3.8 million, respectively, of restructuring expenses in connection with the Restructuring Plan, of which $0.1 million and $1.4 million, respectively, were cash payments. We expect to incur a nominal amount of additional expense through the end of 2023. Any changes to the estimates or timing of executing the Restructuring Plan will be reflected in our future results of operations.
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
Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. The Term Loan was our only material debt facility as of June 30, 2023.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(33,651)	$(46,767)
Net cash used in investing activities	(293)	(982)
Net cash provided by financing activities	154,008	90,167
	$120,064	$42,418

Cash Flows Used in Operating Activities
Net cash used in operating activities was $33.7 million during the six months ended June 30, 2023 compared to $46.8 million during the six months ended June 30, 2022. The $13.1 million decrease in cash used in operating activities was primarily due to our decreased net loss, adjusted for non-cash expenses, including stock-based compensation and depreciation and amortization and changes in operating assets and liabilities.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.3 million during the six months ended June 30, 2023 compared to $1.0 million during the six months ended June 30, 2022. The $0.7 million decrease in cash used in investing activities was driven by a reduction in purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $154.0 million during the six months ended June 30, 2023 compared to $90.2 million during the six months ended June 30, 2022. The $63.8 million increase in cash provided by financing activities was primarily due to $85.1 million in net proceeds from the issuance of the Term Loan, $70.9 million in net proceeds from the sales of common stock under the ELOC program, $24.9 million in net proceeds from the issuance of the Series A Preferred Stock and a $5.3 million increase in proceeds from the issuance of common stock during the six months ended June 30, 2023 and was partially offset by $91.7 million in net proceeds from the Business Combination and PIPE during the six months ended June 30, 2022 and an increase in payments on our notes payable of $31.6 million during the six months ended June 30, 2023.
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

Item 4. Controls and Procedures.
(a)Evaluation of disclosure controls and procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2023 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
(b)Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOUNDHOUND AI, INC

Date: August 11, 2023	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)