Form 10-Q
period 2023-09-30
SOUNDHOUND AI, INC.
filed 2023-11-15
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 13, 2023, there were 209,438,885 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 37,485,408 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (unaudited)	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION		53

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

SIGNATURES		56
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
•our ability to obtain additional capital, as necessary, including equity or debt financing, on terms that are acceptable to us, if at all, particularly in light of inflationary pressures and resulting increases in the cost of borrowing;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$96,146	$9,245
Accounts receivable, net	3,376	3,414
Prepaid expenses	2,359	2,514
Contract assets	6,139	1,671
Other current assets	1,353	859
Total current assets	109,373	17,703
Restricted cash equivalents, non-current	13,775	230
Right-of-use assets	5,861	8,119
Property and equipment, net	1,828	3,447
Deferred tax asset	55	55
Contract assets, non-current	12,560	7,041
Other non-current assets	558	1,391
Total assets	$144,010	$37,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,163	$2,798
Accrued liabilities	11,012	8,537
Operating lease liabilities	2,740	3,282
Finance lease liabilities	138	160
Income tax liability	1,105	1,314
Deferred revenue	4,250	5,812
Current portion of long-term debt	—	16,668
Total current liabilities	21,408	38,571

Operating lease liabilities, net of current portion	3,663	5,715
Finance lease liabilities, net of current portion	34	128
Deferred revenue, net of current portion	3,573	7,543
Long-term debt	83,308	18,299
Other non-current liabilities	6,092	4,295
Total liabilities	118,078	74,551
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 481,673 and 0 shares issued and outstanding, aggregate liquidation preference of $15,898 and $0 as of September 30, 2023 and December 31, 2022, respectively	14,387	—
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 208,975,388 and 160,297,664 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	21	16
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 37,485,408 and 39,735,408 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	585,699	466,857
Accumulated deficit	(574,376)	(503,442)
Accumulated other comprehensive income	197	—
Total stockholders’ equity (deficit)	25,932	(36,565)
Total liabilities and stockholders’ equity (deficit)	$144,010	$37,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$13,268	$11,186	$28,726	$21,628
Operating expenses:
Cost of revenues	3,590	2,583	7,396	6,844
Sales and marketing	4,471	6,672	14,424	13,623
Research and development	12,806	19,352	38,726	54,864
General and administrative	6,931	9,651	20,644	23,016
Restructuring	—	—	3,751	—
Total operating expenses	27,798	38,258	84,941	98,347
Loss from operations	(14,530)	(27,072)	(56,215)	(76,719)

Other expense, net:
Interest expense	(5,442)	(1,166)	(12,110)	(5,715)
Other income (expense), net	1,336	(959)	(302)	(1,793)
Total other expense, net	(4,106)	(2,125)	(12,412)	(7,508)
Loss before provision for income taxes	(18,636)	(29,197)	(68,627)	(84,227)
Provision for income taxes	1,561	864	2,307	1,605
Net loss	(20,197)	(30,061)	(70,934)	(85,832)
Less: Cumulative dividends attributable to Series A Preferred Stock	647	—	2,206	—
Net loss attributable to SoundHound common shareholders	$(20,844)	$(30,061)	$(73,140)	$(85,832)

Other comprehensive income:
Unrealized gains on investments	168	—	197	—
Comprehensive loss	$(20,029)	$(30,061)	$(70,737)	$(85,832)

Net loss per share:
Basic and diluted	$(0.09)	$(0.15)	$(0.33)	$(0.60)

Weighted-average common shares outstanding:
Basic and diluted	242,022,268	197,006,980	222,760,880	143,338,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended September 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of June 30, 2023	835,011	$24,942	194,336,749	$20	38,035,408	$4	$567,794	$(554,179)	$29	$38,610
Issuance of common stock for equity incentive awards	—	—	2,713,549	—	—	—	659	—	—	659
Issuance of Class A common shares upon conversion of Class B common shares	—	—	550,000	—	(550,000)	—	—	—	—	—
Issuance of Class A common shares upon conversion of Series A Preferred Stock	(353,338)	(10,555)	11,375,090	1	—	—	10,554	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,692	—	—	6,692
Net loss	—	—	—	—	—	—	—	(20,197)	—	(20,197)
Other comprehensive income	—	—	—	—	—	—	—	—	168	168
Balances as of September 30, 2023	481,673	$14,387	208,975,388	$21	37,485,408	$4	$585,699	$(574,376)	$197	$25,932

Three Months Ended September 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of June 30, 2022	—	$—	—	$—	156,266,549	$16	40,396,600	$4	$447,136	$(442,500)	$4,656
Issuance of common stock for equity incentive awards	—	—	—	—	1,029,516	—	—	—	716	—	716
Stock-based compensation	—	—	—	—	—	—	—	—	9,173	—	9,173
Net loss	—	—	—	—	—	—	—	—	—	(30,061)	(30,061)
Balances as of September 30, 2022	—	$—	—	$—	157,296,065	$16	40,396,600	$4	$457,025	$(472,561)	$(15,516)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands, except share and per share data)
(Unaudited)

Nine Months Ended September 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	160,297,664	$16	39,735,408	$4	$466,857	$(503,442)	$—	$(36,565)
Issuance of common stock for equity incentive awards	—	—	9,802,634	1	—	—	8,836	—	—	8,837
Issuance of common stock under the ELOC program	—	—	25,000,000	3	—	—	73,762	—	—	73,765
ELOC program fee settled in common stock			250,000				915			915
Issuance of Series A Preferred Stock	835,011	24,942	—	—	—	—	—	—	—	24,942
Issuance of Class A common shares upon conversion of Class B common shares	—	—	2,250,000	—	(2,250,000)		—	—	—	—
Issuance of Class A common shares upon conversion of Series A Preferred Stock	(353,338)	(10,555)	11,375,090	1	—	—	10,554	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	4,136	—	—	4,136
Stock-based compensation	—	—	—	—	—	—	20,639	—	—	20,639
Net loss	—	—	—	—	—	—	—	(70,934)	—	(70,934)
Other comprehensive income	—	—	—	—	—	—	—	—	197	197
Balances as of September 30, 2023	481,673	$14,387	208,975,388	$21	37,485,408	$4	$585,699	$(574,376)	$197	$25,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands, except share and per share data)
(Unaudited)

Nine Months Ended September 30, 2022
	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	19,248,537	$279,503	12,280,051	$1	—	$—	—	$—	$43,491	$(386,729)	$(343,237)
Retroactive application of Business Combination (Note 3)	87,700,789	(279,503)	55,978,505	(1)	—	—	—	—	279,504	—	279,503
Adjusted balances, beginning of period	106,949,326	—	68,258,556	—	—	—	—	—	322,995	(386,729)	(63,734)
Issuance of common stock for equity incentive awards	—	—	2,582,535	—	—	—	—	—	2,840	—	2,840
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	20,239	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	—	(73,561,334)	—	140,114,060	14	40,396,600	4	(18)	—	—
PIPE financing	—	—	—	—	11,300,000	1	—	—	86,584	—	86,585
Issuance of common stock pursuant to the Business Combination	—	—	—	—	4,693,050	1	—	—	4,105	—	4,106
Issuance of common stock for equity incentive awards	—	—	—	—	1,188,955	—	—	—	780	—	780
Stock-based compensation	—	—	—	—	—	—	—	—	19,500	—	19,500
Net loss	—	—	—	—	—	—	—	—	—	(85,832)	(85,832)
Balances as of September 30, 2022	—	$—	—	$—	157,296,065	$16	40,396,600	$4	$457,025	$(472,561)	$(15,516)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(70,934)	$(85,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,941	3,197
Stock-based compensation	20,639	19,500
Change in fair value of derivative and warrant liability	—	606
Loss on change in fair value of ELOC program	1,901	1,075
Non-cash interest expense	3,532	2,237
Non-cash lease expense	2,383	2,168
Loss on debt extinguishment	837	—
Other non-cash losses, net	262	—
Changes in operating assets and liabilities:
Accounts receivable, net	38	(729)
Prepaid expenses	155	(2,498)
Other current assets	(616)	2
Contract assets	(9,987)	(6,176)
Other non-current assets	690	110
Accounts payable	(635)	398
Accrued liabilities	1,906	1,440
Operating lease liabilities	(2,772)	(3,085)
Deferred revenue	(5,532)	(6,815)
Other non-current liabilities	1,797	797
Net cash used in operating activities	(54,395)	(73,605)

Cash flows from investing activities:
Purchases of property and equipment	(334)	(1,188)
Net cash used in investing activities	(334)	(1,188)

Cash flows from financing activities:
Proceeds from the issuance of Series A Preferred Stock	24,942	—
Proceeds from sales of common stock under the ELOC program, net of transaction costs	71,454	—
Proceeds from the issuance of common stock	8,837	3,620
Proceeds from Business Combination and PIPE, net of transaction costs	—	90,689
Proceeds from the issuance of long-term debt, net of issuance costs	85,087	—
Payments on long-term debt	(35,029)	(7,450)
Payments on finance leases	(116)	(1,246)
Net cash provided by financing activities	155,175	85,613
Net change in cash, cash equivalents, and restricted cash equivalents	100,446	10,820
Cash, cash equivalents, and restricted cash equivalents, beginning of period	9,475	22,822
Cash, cash equivalents, and restricted cash equivalents, end of period	$109,921	$33,642

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,945	$2,302
Cash paid for income taxes	$1,645	$787

Noncash investing and financing activities:
Non-cash debt discount	$4,136	$—
Conversion of Series A Preferred Stock to common stock	$10,555	$—
Issuance of common stock to settle commitment shares related to the ELOC program	$915	$—
Conversion of convertible note into common stock pursuant to Business Combination	$—	$20,239
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$—	$279,503
Operating lease liabilities arising from obtaining right-of-use assets	$—	$650
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION
Nature of Operations
SoundHound AI, Inc. (“we," "us," "our," "SoundHound” or the “Company”) turns sound into understanding and actionable meaning. SoundHound’s technology applications enable humans to interact with the things around them in the same way they interact with each other: by speaking naturally to mobile phones, cars, televisions, music speakers, coffee machines, and every other part of the emerging “connected” world. SoundHound's voice AI platform enables product creators to develop their own voice interfaces with their customers. The SoundHound Chat AI voice assistant allows businesses and brands to provide a next-generation voice experience for their users, seamlessly integrating Generative AI and a mix of real-time information domains. Houndify is an open-access platform that allows developers to leverage SoundHound’s Voice AI technology. We have developed a range of proprietary technologies on our voice AI platform, including Speech-to-Meaning, Deep Meaning Understanding, Collective AI, Dynamic Interaction and SoundHound Chat AI. The SoundHound music app allows customers to identify and play songs by singing or humming into the smartphone’s microphone, or by identifying the sound playing in the background from external sources. We also provide Edge+Cloud connectivity solutions that allow brands to optimize their voice-enabled products and devices with options ranging from fully-embedded to exclusively cloud-connected.
On April 26, 2022 (the “Closing Date”), pursuant to a merger agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co. (“ATSP”), ATSPC Merger Sub, Inc. and SoundHound, Inc. (“Legacy SoundHound”), the parties consummated the merger of ATSPC Merger Sub, Inc. with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Business Combination”). In connection with the closing (the “Closing”) of the Business Combination, Legacy SoundHound became a wholly owned subsidiary of ATSP and ATSP changed its name to SoundHound AI, Inc., and all of Legacy SoundHound common stock (“Legacy SoundHound Common Stock”) and Legacy SoundHound redeemable convertible preferred stock (“Legacy SoundHound Preferred Stock”) automatically converted into shares of the Company’s Class A common stock, par value of $0.0001 per share (the “Class A Common Stock”), and the Company’s Class B common stock, par value of $0.0001 per share (the “Class B Common Stock”, and collectively with the Class A Common Stock, the “common stock”). The Company’s Class A Common Stock and certain of the Company's warrants commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “SOUN” and “SOUNW,” respectively, on April 28, 2022. Refer to Note 3 for more information on the Business Combination.
Legacy SoundHound was determined to be the accounting acquirer in the Business Combination based on the following facts:
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
In accordance with guidance applicable to recapitalization transactions, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s Class A Common Stock and Class B Common Stock issued to Legacy SoundHound Common Stockholders and Legacy SoundHound Preferred Stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and loss per share related to Legacy SoundHound Preferred Stock and Legacy SoundHound Common Stock prior to the Business Combination have been retroactively restated as shares reflecting the conversion ratio established in the Business Combination.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $70.9 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $574.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of September 30, 2023 was $96.1 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
Additionally, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine and the Israel-Hamas war. Although our business has not been materially impacted by the Russia-Ukraine conflict or the Israel-Hamas war, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long-term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023, and 2022 and cash flows for the nine months ended September 30, 2023, and 2022. have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the fiscal year ending December 31, 2023 or any future interim period.
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
Reclassification
Certain prior period balances have been reclassified to conform to the current year presentation. Such changes include reclassifications or combinations of certain accounts on the condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit). These reclassifications had no impact on total assets, total liabilities, net loss or accumulated deficit in the previously reported consolidated financial statements for the three and nine months ended September 30, 2022.
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the three and nine months ended September 30, 2023, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.2 million and $0.5 million, respectively, in the condensed consolidated statements of operations as other income (expense), net. During the three and nine months ended September 30, 2022, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.1 million and $0.4 million, respectively, in the condensed consolidated statements of operations as other income (expense), net.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Information
The Company has determined that the Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews discrete financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reportable segment.
Emerging Growth Company Status
The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless the Company otherwise early adopts select standards. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2023, we will cease to qualify as an EGC effective as of December 31, 2023.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company’s cash equivalents consist of mutual funds, commercial paper and certificates of deposit. The deposits exceed federally insured limits.
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
Our total cash and cash equivalents and restricted cash, as presented on the condensed consolidated statements of cash flows, was as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$96,146	$9,245
Restricted cash equivalents, non-current	13,775	230
Total as presented on the condensed consolidated statements of cash flows	$109,921	$9,475
Concentrations of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, the balances of which frequently exceed federally insured limits. The Company regularly monitors its credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss.
As of September 30, 2023, accounts receivable balances due from Customer A, B and C accounted for 30%, 25% and 18% of the Company’s condensed consolidated accounts receivable balance, respectively. As of December 31, 2022, accounts receivable balances due from Customer A and B accounted for 49% and 27% of the Company’s condensed consolidated accounts receivable balance, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended September 30, 2023 and September 30, 2022, Customer A accounted for 72% and 63% of revenue, respectively. For the nine months ended September 30, 2023, Customer A and D accounted for 46% and 20% of revenue, respectively. For the nine months ended September 30, 2022, Customer A, B, D and E accounted for 41%, 14%, 10% and 13% of revenue, respectively.
Equity Line of Credit ("ELOC")
The Company enters into certain agreements to sell common stock with counterparties to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. The Company evaluates its common stock purchase agreements to determine whether they should be accounted for as derivatives with changes in fair value as other income (expense), net in the period in which they occur.
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
Contracts are accounted for when both parties have approved and committed to the contract, the rights of the parties and payment terms are identifiable, the contract has commercial substance and collectibility of consideration is probable. Any payments received from customers that do not meet criteria for having a contract are recorded as deposit liabilities on the condensed consolidated balance sheet.
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
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. There has been no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2023.
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
The fair value of our variable rate Term Loan approximates carrying value as the interest rate of the loan approximates market rates.
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market fund	$40,495	$—	$—
Total assets	$40,495	$—	$—
There were no financial instrument assets measured or disclosed at fair value on a recurring basis as of December 31, 2022.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Equity Line of Credit	Total Level 3
Liabilities:
December 31, 2022	$1,075	$1,075
Change in fair value	1,901	1,901
Settlements	(2,976)	(2,976)
September 30, 2023	$—	$—

	Equity Line of Credit	Total Level 3
Liabilities:
December 31, 2021	$—	$—
Change in fair value	1,075	1,075
Settlements	—	—
September 30, 2022	$1,075	$1,075
Preferred Stock
The Company assesses its preferred stock instruments at issuance and each reporting period for classification and derivative features requiring bifurcation.
The Company presents as temporary equity any stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders, or (iii) has conditions for redemption which are not solely within the control of the Company. For stock presented as temporary equity that is not currently redeemable, the Company assesses the probability of the event that would lead to redemption. If it is probable that the equity instrument will become redeemable, the Company accretes changes in the redemption value over the period from the date of issuance, or from the date that it becomes probable that the instrument will become redeemable, if later, to the earliest redemption date of the instrument using an appropriate methodology. If an equity instrument classified as temporary equity is not probable of redemption, subsequent adjustment of the amounts presented in temporary equity is unnecessary.
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
The Company issued Series A Preferred Stock, which accrues cumulative dividends which are either paid in cash or compounding to the liquidation preference at the discretion of the board of directors. The Company accrues dividends as adjustments to net loss before net loss attributable to common stockholders.
The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Company’s participating securities contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities.
NOTE 3. BUSINESS COMBINATION
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
NOTE 4. REVENUE RECOGNITION
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
In instances where the Company concluded that the up-front services are not distinct performance obligations, revenues for these activities are recognized over the period which the hosted services are provided and is included within hosted services revenue.
Professional Services
Revenues from distinct professional services, such as non-integrated development services, are either recognized over time based upon the progress towards completion of the project, or at a point in time at project completion. The Company assesses distinct professional services to determine whether the transfer of control is over-time or at a point in time. The Company considers three criteria in making their assessment, including (1) the customer simultaneously receives and consumes the benefits; (2) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (3) the Company’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If none of the criteria are met, revenues are determined to be recognized at a point in time.
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs and percentage of completion based on input and output measures. During the three and nine months ended September 30, 2023, $0.9 million and $5.9 million, respectively, of professional service revenue was recognized over time. During the three months ended September 30, 2023, there was no professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the nine months ended September 30, 2023, $0.9 million of professional service revenue was recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the three and nine months ended September 30, 2022, $0.4 million and $1.2 million, respectively, of professional service revenue was recognized over time, with the remaining $0.3 million and $1.4 million, respectively, recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Licensing
The Company licenses voice solutions that are embedded in customer’s products. Licensing revenues are a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are based on royalty models with a combination of minimum guarantees and per unit pricing. Royalty periods are generally subsequent to when control of the license passes to the customer. The Company records licensing revenue as a usage-based royalty from customers’ usage of intellectual property in the same period in which the underlying sale occurs. For royalty arrangements that include fixed considerations related to a minimum guarantee from a customer, the fixed consideration allocated to the license is recognized when the control of the license passes to the customer. The Company provides assurance-type warranty services and to date, post-contract support has been an immaterial performance obligation within the context of the contract.
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
The Company’s long-term contracts do not have significant financing components, as there is generally payment and performance in each year of the contract. The Company has elected the practical expedient to not adjust promised amounts of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. If there is a period of one year or longer between the transfer of promised services and payment, it is generally for reasons other than financing and, thus, the Company does not adjust the transaction price for financing components.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and nine months ended September 30, 2023 and 2022, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hosted services	$4,262	$4,878	$12,753	$12,672
Licensing	7,933	5,389	8,671	5,660
Professional services	912	694	6,839	2,644
Monetization	161	225	463	652
Total	$13,268	$11,186	$28,726	$21,628
For the three and nine months ended September 30, 2023 and 2022, the disaggregated revenue by geographic location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Korea	$9,550	$7,402	$14,132	$9,609
Germany	196	1,070	5,797	2,897
Japan	922	925	2,781	2,775
France	1,012	650	2,589	2,947
United States	792	1,003	2,282	2,695
Other	796	136	1,145	705
Total	$13,268	$11,186	$28,726	$21,628
For the three and nine months ended September 30, 2023 and 2022, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Over time revenue	$5,175	$5,251	$18,710	$13,852
Point-in-time	8,093	5,935	10,016	7,776
Total	$13,268	$11,186	$28,726	$21,628
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenues are generated through Houndified Services, which include customer services, food ordering, content, appointments, and voice commerce. Subscription revenues are derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenues from Monetization are generated from the SoundHound music identification app and is primarily attributable to user ad impression revenue.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and nine months ended September 30, 2023 and 2022, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product royalties	$12,616	$10,265	$26,972	$19,534
Service subscriptions	491	696	1,291	1,442
Monetization	161	225	463	652
Total	$13,268	$11,186	$28,726	$21,628
Contract Balances
The Company performs its obligations under a contract with a customer by providing access to software, licensing right to use software, or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset, or a contract liability. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $1.5 million and $6.1 million, respectively, for the three and nine months ended September 30, 2023 as compared to $2.0 million and $5.4 million, respectively, for the three and nine months ended September 30, 2022.
During the three and nine months ended September 30, 2023, the Company and a licensing customer modified the minimum guarantee units in an existing contract in the ordinary course of business. The Company accounted for the contract modification prospectively resulting in an increase to net revenue in the amount of $5.4 million, with corresponding increases in contract asset balances.
As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $13.9 million. Given the applicable contract terms, $6.8 million is expected to be recognized as revenue within one year, $4.1 million is expected to be recognized between two to five years and the remainder of $3.0 million is expected to be recognized after five years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation expenses	$7,861	$6,134
Accrued interest	1,685	236
Accrued vendor payables	1,149	1,002
Accrued professional services	243	89
Other accrued liabilities	74	1,076
	$11,012	$8,537
NOTE 6. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of September 30, 2023 (in thousands):

Remainder of 2023	$1,750
2024	11,000
2025	14,000
2026	16,000
2027	24,000
Thereafter	24,000
Total	$90,750
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
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.1 million as of September 30, 2023 and December 31, 2022.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7. WARRANTS
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
In connection with the Credit Agreement (as defined in Note 8), on the Term Loan Closing Date the Company issued a warrant to purchase up to 3,301,536 shares of the Company’s Class A common stock to the Agent (the “Term Loan Warrant”). The Term Loan Warrant has a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrant will be automatically cashless exercised immediately prior to a change in control of the Company. On the Term Loan Closing Date, the Company allocated the gross proceeds and issuance costs between the Term Loan and the Term Loan Warrant based on their relative fair values, resulting in the initial recognition of the Term Loan Warrant at $4.1 million as additional paid-in-capital on the condensed consolidated balance sheets.
Warrants Related to the Business Combination
Public Warrants
Prior to the Business Combination, ATSP issued public warrants ("Public Warrants"). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares were issued upon exercise of the Public Warrants. The Company may redeem the outstanding warrants, for $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants for cash, or on a cashless basis.
Subsequent to the closing of the Business Combination, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock. As of September 30, 2023, there were 3,457,996 Public Warrants issued and outstanding.
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
The Private Warrants were initially classified as derivative liability instruments as they met the definition of a derivative and were not considered indexed in the Company’s own stock as the settlement value could be dependent on who held the Private Warrants at the time of exercise. Upon the Closing of the Business Combination, the Company modified its Private

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Warrants to be identical to its Public Warrants. Therefore, the Private Warrants met requirements for classification as equity instruments, as they are indexed to the Company’s stock. As of September 30, 2023, there were 208,000 Private Warrants issued and outstanding.
NOTE 8. LONG-TERM DEBT
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
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate (as defined in the SVB March 2021 Note). During the nine months ended September 30, 2023, the Company recorded interest expense of $1.1 million related to the SVB March 2021 Note. During the three and nine months ended September 30, 2022, the Company recorded interest expense of $0.7 million and $3.1 million, respectively, related to the SVB March 2021 Note.
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
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9% or 5.75% above the Prime Rate (as defined in the SCI June 2021 Note). During the nine months ended September 30, 2023, the Company recorded interest expense of $1.0 million related to the SCI June 2021 Note. During the three and nine months ended September 30, 2022, the Company recorded interest expense of $0.4 million and $1.9 million, respectively, related to the SCI June 2021 Note.
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
Term Loan
On April 14, 2023 (the “Term Loan Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit II LLC, as Administrative Agent and Collateral Agent for the Lenders (the “Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million (the “Term Loan”), the entirety of which

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
was funded on the Term Loan Closing Date. The Credit Agreement also permits the Company to request additional commitments of up to $25.0 million in the aggregate, with funding of such commitments in the sole discretion of the Lenders, under certain circumstances and under the same terms as the Term Loan. On the Term Loan Closing Date, the Company also entered into that certain Guarantee and Collateral Agreement, dated as of April 14, 2023, by and among the Company, the other grantors named therein and the Agent (the “Guarantee and Collateral Agreement”). In addition, the Company is obligated to pay incremental lender fees, beginning on the Closing Date, equal to initially 3.5% of the principal amount of the Term Loans, decreasing to 2.5% after the 18-month anniversary, semi-annually (the “Lender Fees”) to provide a collateral protection insurance policy on behalf of the Lenders. The Lender Fees are effectively additional fees payable to the Lenders as the Lenders are the sole beneficiary of the insurance policy and is therefore being recognized as interest expense over the term of the Term Loan based on the effective interest method.
The Company used the proceeds from the Term Loan to (i) repay outstanding amounts equal to approximately $30.0 million under the Company’s existing loan facilities, (ii) fund an escrow account on the Term Loan Closing Date in the name of the Agent for an amount equal to the first four interest payments, (iii) pay certain fees and expenses incurred in connection with entering into the Credit Agreement, and (iv) fund the Lender Fees, together with related taxes, with the remaining proceeds to be used to fund growth investments and for general corporate purposes as permitted under the Credit Agreement.
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR rate published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR rate plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of September 30, 2023, the contractual interest rate was approximately 14.0%.
Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal payments prior to the Maturity Date.
The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company’s subsidiaries other than Excluded Subsidiaries. As set forth in more detail in the Credit Agreement, the Company is required to make mandatory prepayments on the Term Loan in the event of certain specified events, including in the event of certain capital raises by the Company and its subsidiaries. The Company may also elect to prepay amounts at any time. If the Term Loan is prepaid for any reason prior to the second anniversary of the Closing Date, in additional to principal and accrued interest, the Company will have to pay an amount equal to the discounted future interest payments from the date of redemption through the second anniversary of the Closing Date, calculated on the basis of the interest rate in effect on the redemption date and discounted based on the applicable rate for US treasury securities of equal tenor plus 50 basis points. Additionally, the Company will have to pay the excess of 14% of the Term Loans over the amount of the Lender Fees paid through the Redemption Date.
The Credit Agreement also contains customary representations and warranties for a facility of this nature and affirmative and negative covenants. In particular, the Credit Agreement requires the Company to have liquidity at least equal to the Interest Escrow Required Amount (as defined in the Credit Agreement) as of the last day of each fiscal quarter. The Interest Escrow Required Amount is included in restricted cash equivalents, non-current on the condensed consolidated balance sheet as of September 30, 2023. In addition, the Credit Agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. As of September 30, 2023, the Company was in compliance with all covenants prescribed in the Credit Agreement.
The Credit Agreement includes customary events of default, including, but not limited to, nonpayment of principal or interest, breaches of representations and warranties, failure to perform or observe covenants, cross-defaults with certain other indebtedness, final judgments or orders, certain change of control events, and certain bankruptcy-related events or

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
proceedings. Upon the occurrence of an event of default (subject to notice and grace periods), obligations under the Credit Agreement could be accelerated.
The aggregate long-term debt maturities were as follows as of September 30, 2023 (in thousands):

Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	100,000
Total	100,000
Less: unamortized discount	(16,692)
Long-term portion of debt	$83,308
The following table summarizes the Company’s debt balances as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Term Loan	$100,000	$—
SVB March 2021 Note	—	22,050
SCI June 2021 Note	—	12,979
Total debt	$100,000	$35,029
Current portion of debt	—	(16,668)
Unamortized discount and debt issuance costs	(16,692)	(62)
Carrying value of long-term debt	$83,308	$18,299
NOTE 9. RESTRUCTURING
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The costs associated with the Restructuring Plan were recorded to the restructuring expense line item within our condensed consolidated statements of operations as incurred. During the nine months ended September 30, 2023, we recorded $3.8 million of restructuring expenses in connection with the Restructuring Plan, of which $1.4 million were cash payments. The Restructuring Plan was substantially complete as of September 30, 2023.
NOTE 10. PREFERRED STOCK
Legacy SoundHound Preferred Stock
Legacy SoundHound Preferred Stock was not mandatorily redeemable. Legacy SoundHound Preferred Stock was contingently redeemable upon a deemed liquidation event which the Company determined was not solely within its control as the Company determined that a deemed liquidation event can only occur with the approval of the board of directors and the preferred shareholders maintained control of the board of directors as of December 31, 2021 and through April 26, 2022, the effective date of the Business Combination, and thus has classified shares of Legacy SoundHound Preferred

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock as temporary equity. Since the occurrence of a deemed liquidation event was not probable, the carrying values of the shares of Legacy SoundHound Preferred Stock were not being accreted to their redemption values.
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
Upon the closing of the Business Combination, the outstanding shares of Series A, B, C, C-1, D, D-1, D-2, and D-3 preferred stock were converted into 106,949,326 shares of SoundHound AI Class A Common Stock at the exchange ratio of 1-for-1. Shares Authorized and Shares Issued above have been retroactively adjusted to reflect the exchange of 1 share of Legacy SoundHound stock into 5.5562 shares of the Company’s Class A or Class B Common Stock. As a result of the conversion of the Legacy SoundHound redeemable convertible preferred stock, the Company reclassified the amount of redeemable convertible preferred stock to additional paid in capital.
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
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into the Purchase Agreements with the Investors, pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. On January 20, 2023, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate of Designations"), designating shares of Series A Preferred Stock. The shares of Series A Preferred Stock were issued and sold in a private placement exempt from the registration requirements of the Securities Act. The Company does not intend to register the shares of Series A Preferred Stock or the underlying common stock for resale under the Securities Act. the holders of Series A Preferred Stock are entitled to cumulative dividends payable for such share at the rate of 14% per annum, compounding semi-annually to Liquidation Preference on January 1 and July 1 of each year. The Company may also elect to pay any dividend in cash in lieu of accretion to Liquidation Preference if permitted under the agreements and instruments governing its outstanding indebtedness at such time. After payment of the cumulative dividend, including by way of accretion to the Liquidation Preference, any additional dividends declared or paid shall be distributed among the holders of Preferred Stock and common stock then outstanding pro rata based on the number of shares of common stock

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
then held by each holder (assuming conversion of all such Preferred Stock into common stock at the then-effective conversion price.
Liquidation Preference
The Liquidation Preference per share of Preferred Stock was initially equal to $30.00, the original issue price per share. On July 1, 2023, the Company's Series A Preferred Stock holders received dividends paid-in-kind as an increase in Liquidation Preference, thereby increasing the Liquidation Preference per share to approximately $31.90. Additionally, as of September 30, 2023, the Series A Preferred Stock had accrued additional dividends since the last dividend payment date which has the effect of increasing the Liquidation Preference to approximately $33.01.
Redemption
The Series A Preferred Stock is not mandatorily redeemable.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or in the event of any Deemed Liquidation Event (as defined below), the holders of the Series A Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds of the transaction or any of the assets of the Company to holders of the common stock, an amount per share equal to the greater of (i) two and a half time (2.5x) the Liquidation Preference (including any accrued and unpaid dividends since the last dividend payment date) or (ii) the amount as would have been payable had the Series A Preferred Stock been converted into common stock.
A Deemed Liquidation Event includes (i) a merger or acquisition of the Company in which 50% or less of the voting securities of the surviving entity are no longer held by the shareholders of the Company immediately prior to such transaction or (ii) a sale, lease, transfer, exclusive license, or other disposal of all or substantially all of the Company’s assets. If the Company is not liquidated within 90 days of a Deemed Liquidation Event, the holders of the Series A Preferred Stock will have the option to require the redemption of the Preferred Stock to the extent the Company has sufficient available proceeds to do so. The Company determined that a Deemed Liquidation Event can only occur with the approval of the board of directors, and therefore the exercise of this contingent redemption feature is within the control of the Company and the Investors are not in control of the Company. Therefore, the Series A Preferred Stock is not classified as redeemable equity within the Company’s consolidated balance sheet and consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit).
Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. During the three and nine months ended September 30, 2023, some Investors optionally converted 353,338 shares of preferred stock into 11,375,090 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.
Voting Rights
The Investors do not have voting rights, except with respect to certain protective provisions and as required by the Delaware General Corporation Law. However, as long as the Series A Preferred Stock are outstanding, the Company may not take certain actions that may materially and adversely impact the powers, preferences, or rights of the Investors without the consent of at least a majority of the Investors.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11. COMMON STOCK
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
Equity Line of Credit ("ELOC")
On August 16, 2022, the Company entered into a common stock purchase agreement (“Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (the “Counterparty”). Pursuant to the Common Stock Purchase Agreement, the Company had the right, but not the obligation, to direct the Counterparty to purchase up to 25,000,000 shares of Class A Common Stock, subject to certain limitations and conditions as described below (the "ELOC Program") at a purchase price equal to 97% of the volume weighted average stock price for a given purchase date. In connection with the execution of the Common Stock Purchase Agreement and the side letter on February 14, 2023, the Company issued 250,000 shares of Common Stock (the “Initial Commitment Shares”), and additional cash commitment fee of $0.3 million.
The Company controlled the timing and amount of any sales to the Counterparty, which depended on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, the Counterparty’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s stock. In all instances, the Company may not sell shares of its common stock under the Purchase Agreement if it would result in the Counterparty and its affiliate beneficially owning more than 4.99% of its outstanding voting power or shares of common stock at any one point in time, or the aggregation number of shares of common stock would not exceed 39,365,804 shares of common stock representing 19.99% of the voting power or number of shares of common stock.
The Company evaluated the Common Stock Purchase Agreement with the Counterparty and determined that it was not indexed to the Company’s own common stock and, therefore, should be accounted for as a derivative instrument at fair value with changes in fair value as other income (expense), net in the period in which they occur. Accordingly, the Company recorded a derivative liability with an initial fair value of $1.1 million based on the upfront commitment fee in the form of proceeds from future issuance of commitment shares to the Counterparty plus certain fees and expenses as

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
specified in the Purchase Agreement. Subsequent changes in the fair value of the derivative liability were dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by the Counterparty during the reporting period and the cost of raising other forms of capital.
The Company recorded changes in the fair value of the derivative liability associated with the ELOC of $1.1 and $1.9 million, respectively, for the nine months ended September 30, 2022 and 2023 and $1.1 million and zero, respectively, for the three months ended September 30, 2022 and 2023 as other income (expense), net on its condensed consolidated statements of operations and comprehensive loss. The Company incurred third-party costs of zero and $0.2 million, respectively, related to the execution of the Common Stock Purchase Agreement which were recorded as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023. Refer to Note 2 for information on the fair value of the derivative liability.
During the six-month period ended June 30, 2023, the Company sold the entirety of the 25.0 million shares under the ELOC Program for aggregate proceeds of approximately $71.7 million, with the volume weighted average stock price of shares purchased by the Counterparty ranging from $1.75 to $4.26 per share.

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
NOTE 12. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations is comprised of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income (expense), net
Interest income	$1,204	$186	$2,075	$225
Change in fair value of derivative liability	—	—	—	(606)
Loss on change in fair value of ELOC program	—	(1,075)	(1,901)	(1,075)
Other income (expense), net	132	(70)	(476)	(337)
Total other income (expense), net	$1,336	$(959)	$(302)	$(1,793)

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(20,197)	$(30,061)	$(70,934)	$(85,832)
Less: Cumulative dividends attributable to Series A Preferred Stock	647	—	2,206	—
Net loss attributable to SoundHound common shareholders (in thousands)	$(20,844)	$(30,061)	$(73,140)	$(85,832)
Denominator:
Weighted average shares outstanding – basic and dilutive	242,022,268	197,006,980	222,760,880	143,338,517
Basic and diluted net loss per share	$(0.09)	$(0.15)	$(0.33)	$(0.60)
For the three and nine months ended September 30, 2023 and 2022, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2023 and 2022:

	As of September 30,
	2023	2022
Stock-based awards	36,129,323	42,052,096
Series A Preferred Stock	15,897,990	—
Common stock warrants	6,967,532	3,665,996
Total	58,994,845	45,718,092
NOTE 14. INCOME TAXES
The tax expense and the effective tax rate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(18,636)	$(29,197)	$(68,627)	$(84,227)
Income tax expense	1,561	864	2,307	1,605
Effective tax rate	(8.38)%	(2.96)%	(3.36)%	(1.91)%
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 15. RELATED PARTY TRANSACTIONS
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
NOTE 16. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of its condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company identified immaterial prior period errors related to following: 1) accounting for the ELOC as a derivative instrument; 2) classification of Lender Fees and allocation of the warrants in connection with the Term Loan; and 3) the incorrect recording of in-kind dividends associated with the Company’s Series A Preferred Stock. The identified errors were included in the Company's previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, annual consolidated financial statements as of and for the year ended December 31, 2022, and quarterly condensed consolidated financial statements for the three months ended March 31, 2023 and the three and six months ended June 30, 2023.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and determined that the related impacts were not material to its condensed consolidated financial statements for the prior year periods when they occurred, but the Company determined it would be appropriate to correct the errors in the current period in the Company’s consolidated statements of operations and comprehensive loss, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for any periods impacted.
The Company has revised the previously issued consolidated statements of operations and comprehensive loss, consolidated balance sheets, consolidated statements of cash flows and redeemable convertible preferred stock and stockholders’ deficit tables as of and for the year ended December 31, 2022, as of and for the three and nine months ended September 30, 2022, as of and for the three months ended March 31, 2023, and as of and for the three and six months ended June 30, 2023 to correct for such errors. All relevant prior period amounts affected by these revisions have been corrected in the notes in this Form 10-Q.
The following tables reflect the impact of these revisions on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 (dollars in thousands, except per share amounts):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2023
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Accrued liabilities	$16,381	$(2,872)	$13,509
Total current liabilities	27,003	(2,872)	24,131
Notes payable, net of current portion	66,428	15,872	82,300
Other non-current liabilities	16,824	(12,821)	4,003
Total liabilities	118,789	179	118,968
Additional paid-in capital	564,197	3,597	567,794
Accumulated deficit	(550,403)	(3,776)	(554,179)
Total stockholders’ equity	38,789	(179)	38,610
Total liabilities and stockholders’ equity	$157,578	$—	$157,578

	Three Months Ended June 30, 2023
Condensed Consolidated Statements Of Operations And Comprehensive Loss	As Previously Reported	Adjustment	As Revised
General and administrative	$6,377	$47	$6,424
Loss from operations	(16,436)	(47)	(16,483)
Other income (expense), net	493	(1,328)	(835)
Total other expense, net	(5,079)	(1,328)	(6,407)
Loss before provision for income taxes	(21,515)	(1,375)	(22,890)
Net loss	(21,932)	(1,375)	(23,307)
Less: accrual of Series A Preferred Stock paid-in-kind dividends	—	(877)	(877)
Net loss attributable to common stockholders	$(21,932)	$(2,252)	$(24,184)

Net loss per share:
Basic and diluted	$(0.10)	$(0.01)	$(0.11)

	Six Months Ended June 30, 2023
Condensed Consolidated Statements Of Operations And Comprehensive Loss	As Previously Reported	Adjustment	As Revised
General and administrative	$13,502	$211	$13,713
Loss from operations	(41,474)	(211)	(41,685)
Other income (expense), net	587	(2,225)	(1,638)
Total other expense, net	(6,081)	(2,225)	(8,306)
Loss before provision for income taxes	(47,555)	(2,436)	(49,991)
Net loss	(48,301)	(2,436)	(50,737)
Less: accrual of Series A Preferred Stock paid-in-kind dividends	—	(1,559)	(1,559)
Net loss attributable to common stockholders	$(48,301)	$(3,995)	$(52,296)

Net loss per share:
Basic and diluted	$(0.23)	$(0.02)	$(0.25)

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2023
Condensed Consolidated Statement of Stockholders' Equity (Deficit)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	$564,197	$3,597	$567,794
Accumulated deficit	(550,403)	(3,776)	(554,179)
Net loss	$(21,932)	$(1,375)	$(23,307)

	Six Months Ended June 30, 2023
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(48,301)	$(2,436)	$(50,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of ELOC program	—	1,901	1,901
Changes in operating assets and liabilities
Other non-current assets	628	(265)	363
Accrued liabilities	5,045	250	5,295
Net cash used in operating activities	(33,651)	(550)	(34,201)
Proceeds from sales of common stock under the ELOC program, net	70,905	550	71,455
Net cash provided by financing activities	$154,008	$550	$154,558

Noncash financing activities:
Accrued and unpaid debt issuance costs	$16,461	$(16,461)	$—
Non-cash debt discount	4,315	(179)	4,136
Issuance of common stock to settle commitment shares related to the ELOC program	$—	$915	$915
The following tables reflect the impact of these revisions on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023 (dollars in thousands, except per share amounts):

	March 31, 2023
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Other non-current assets	$2,074	$(432)	$1,642
Total assets	72,803	(432)	72,371
Additional paid-in capital	505,889	1,969	507,858
Accumulated deficit	(528,471)	(2,401)	(530,872)
Total stockholders’ deficit	2,382	(432)	1,950
Total liabilities and stockholders’ deficit	$72,803	$(432)	$72,371

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2023
Condensed Consolidated Statements Of Operations And Comprehensive Loss	As Previously Reported	Adjustment	As Revised
General and administrative	$7,125	$165	$7,290
Loss from operations	(25,038)	(165)	(25,203)
Other income (expense), net	94	(896)	(802)
Total other expense, net	(1,002)	(896)	(1,898)
Loss before provision for income taxes	(26,040)	(1,061)	(27,101)
Net loss	(26,369)	(1,061)	(27,430)
Less: accrual of Series A Preferred Stock paid-in-kind dividends	—	(682)	(682)
Net loss attributable to common stockholders	$(26,369)	$(1,743)	$(28,112)

Net loss per share:
Basic and diluted	$(0.13)	$(0.01)	$(0.14)

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Stockholders' Equity (Deficit)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	$505,889	$1,969	$507,858
Accumulated deficit	(528,471)	(2,401)	(530,872)
Net loss	$(26,369)	$(1,061)	$(27,430)

	Three Months Ended March 31, 2023
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(26,369)	$(1,061)	$(27,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of ELOC program	—	571	571
Changes in operating assets and liabilities
Other non-current assets	19	167	186
Accrued liabilities	4,306	250	4,556
Net cash used in operating activities	(14,467)	(73)	(14,540)
Payment of financing costs associated with ELOC program	—	(250)	(250)
Proceeds from sales of common stock under the ELOC program, net	28,360	323	28,683
Net cash provided by financing activities	$51,568	$73	$51,641

Noncash financing activities:
Issuance of common stock to settle commitment shares related to the ELOC program	$—	$915	$915
The following tables reflect the impact of these revisions on the Company’s consolidated financial statements as of and for the year ended December 31, 2022 (dollars in thousands, except per share amounts):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2022
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Other non-current assets	$1,656	$(265)	$1,391
Total assets	38,251	(265)	37,986
Accrued liabilities	7,462	1,075	8,537
Total current liabilities	37,496	1,075	38,571
Additional paid-in capital	466,857	—	466,857
Accumulated deficit	(502,102)	(1,340)	(503,442)
Total stockholders’ deficit	(35,225)	(1,340)	(36,565)
Total liabilities and stockholders’ deficit	$38,251	$(265)	$37,986

	Year Ended December 31, 2022
Condensed Consolidated Statements Of Operations And Comprehensive Loss	As Previously Reported	Adjustment	As Revised
General and administrative	$30,178	$265	$30,443
Loss from operations	(105,407)	(265)	(105,672)
Other income (expense), net	(184)	(1,075)	(1,259)
Total other expense, net	(7,077)	(1,075)	(8,152)
Loss before provision for income taxes	(112,484)	(1,340)	(113,824)
Net loss	$(115,373)	$(1,340)	$(116,713)
Net loss per share:
Basic and diluted	$(0.73)	$(0.01)	$(0.74)

	Year Ended December 31, 2022
Condensed Consolidated Statement of Stockholders' Equity (Deficit)	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(502,102)	$(1,340)	$(503,442)
Net loss	$(115,373)	$(1,340)	$(116,713)

	Year Ended December 31, 2022
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(115,373)	$(1,340)	$(116,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of ELOC program	—	1,075	1,075
Changes in operating assets and liabilities
Other non-current assets	(539)	265	(274)
Net cash used in operating activities	$(94,019)	$—	$(94,019)
The following tables reflect the impact of these revisions on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 (dollars in thousands, except per share amounts):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2022
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Other non-current assets	$1,071	$(64)	$1,007
Total assets	63,841	(64)	63,777
Accrued liabilities	7,242	1,075	8,317
Total current liabilities	38,299	1,075	39,374
Additional paid-in capital	457,025	—	457,025
Accumulated deficit	(471,422)	(1,139)	(472,561)
Total stockholders’ deficit	(14,377)	(1,139)	(15,516)
Total liabilities and stockholders’ deficit	$63,841	$(64)	$63,777

	Three Months Ended September 30, 2022
Condensed Consolidated Statements Of Operations And Comprehensive Loss	As Previously Reported	Adjustment	As Revised
General and administrative	$9,587	$64	$9,651
Loss from operations	(27,008)	(64)	(27,072)
Other income (expense), net	116	(1,075)	(959)
Total other expense, net	(1,050)	(1,075)	(2,125)
Loss before provision for income taxes	(28,058)	(1,139)	(29,197)
Net loss	$(28,922)	$(1,139)	$(30,061)
Net loss per share:
Basic and diluted	$(0.15)	$—	$(0.15)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statements Of Operations And Comprehensive Loss	As Previously Reported	Adjustment	As Revised
General and administrative	$22,952	$64	$23,016
Loss from operations	(76,655)	(64)	(76,719)
Other income (expense), net	(718)	(1,075)	(1,793)
Total other expense, net	(6,433)	(1,075)	(7,508)
Loss before provision for income taxes	(83,088)	(1,139)	(84,227)
Net loss	$(84,693)	$(1,139)	$(85,832)
Net loss per share:
Basic and diluted	$(0.59)	$(0.01)	$(0.60)

	Three Months Ended September 30, 2022
Condensed Consolidated Statement of Stockholders' Equity (Deficit)	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(471,422)	$(1,139)	$(472,561)
Net loss	$(28,922)	$(1,139)	$(30,061)

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Stockholders' Equity (Deficit)	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(471,422)	$(1,139)	$(472,561)
Net loss	$(84,693)	$(1,139)	$(85,832)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(84,693)	$(1,139)	$(85,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of ELOC program	—	1,075	1,075
Changes in operating assets and liabilities
Other non-current assets	46	64	110
Net cash used in operating activities	$(73,605)	$—	$(73,605)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, together with related notes thereto, and our audited financial statements included in Form 10-K, which was filed with the SEC on March 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.
The Company has revised the previously issued consolidated statements of operations and comprehensive loss, consolidated balance sheets, consolidated statements of cash flows and redeemable convertible preferred stock and stockholders’ deficit tables as of and for the year ended December 31, 2022, as of and for the three and nine months ended September 30, 2022, as of and for the three months ended March 31, 2023, and as of and for the three and six months ended June 30, 2023 to correct for such errors. All relevant prior period amounts affected by these revisions have been corrected in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.
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
•Industry Risks. The military conflict between Russia and Ukraine and the Israel-Hamas war have had an adverse impact on the global economy and financial markets. Although our business has not been materially impacted by the Russia-Ukraine conflict or the Israel-Hamas war, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflicts may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial. Further, inflation has risen significantly worldwide and the United States has recently experienced historically high levels of inflation. This inflation and government efforts to combat inflation, such as recent and future significant increases to benchmark interest rates and other related monetary policies, have and could continue to increase market volatility and have an adverse effect on the domestic and international financial markets and general economic conditions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for the three and nine months ended September 30, 2023 and 2022.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $13.9 million as of September 30, 2023, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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

Other Income (Expense), Net
Other income (expense), net consists of the change in fair value related to our derivative liability, interest income and other income (expense), net.
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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenues	$13,268	$11,186	$2,082	19%
Operating expenses:
Cost of revenues	3,590	2,583	1,007	39%
Sales and marketing	4,471	6,672	(2,201)	(33)%
Research and development	12,806	19,352	(6,546)	(34)%
General and administrative	6,931	9,651	(2,720)	(28)%
Total operating expenses	27,798	38,258	(10,460)	(27)%
Loss from operations	(14,530)	(27,072)	12,542	(46)%

Other expense, net:
Interest expense	(5,442)	(1,166)	(4,276)	367%
Other income (expense), net	1,336	(959)	2,295	(239)%
Total other expense, net	(4,106)	(2,125)	(1,981)	93%
Loss before provision for income taxes	(18,636)	(29,197)	10,561	(36)%
Provision for income taxes	1,561	864	697	81%
Net loss	$(20,197)	$(30,061)	$9,864	(33)%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenues	$28,726	$21,628	$7,098	33%
Operating expenses:
Cost of revenues	7,396	6,844	552	8%
Sales and marketing	14,424	13,623	801	6%
Research and development	38,726	54,864	(16,138)	(29)%
General and administrative	20,644	23,016	(2,372)	(10)%
Restructuring	3,751	—	3,751	*
Total operating expenses	84,941	98,347	(13,406)	(14)%
Loss from operations	(56,215)	(76,719)	20,504	(27)%

Other expense, net:
Interest expense	(12,110)	(5,715)	(6,395)	112%
Other expense, net	(302)	(1,793)	1,491	(83)%
Total other expense, net	(12,412)	(7,508)	(4,904)	65%
Loss before provision for income taxes	(68,627)	(84,227)	15,600	(19)%
Provision for income taxes	2,307	1,605	702	44%
Net loss	$(70,934)	$(85,832)	$14,898	(17)%
*    Not meaningful
Revenues
The following tables summarize our revenues by type and geographic regions for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Product royalties	$12,616	$10,265	$2,351	23%
Service subscriptions	491	696	(205)	(29)%
Monetization	161	225	(64)	(28)%
Total	$13,268	$11,186	$2,082	19%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Product royalties	$26,972	$19,534	$7,438	38%
Service subscriptions	1,291	1,442	(151)	(10)%
Monetization	463	652	(189)	(29)%
Total	$28,726	$21,628	$7,098	33%

	Three Months Ended September 30,		Change
	2023	2022	$	%
Korea	$9,550	$7,402	$2,148	29%
Germany	196	1,070	(874)	(82)%
Japan	922	925	(3)	—%
France	1,012	650	362	56%
United States	792	1,003	(211)	(21)%
Other	796	136	660	485%
Total	$13,268	$11,186	$2,082	19%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Korea	$14,132	$9,609	$4,523	47%
Germany	5,797	2,897	2,900	100%
Japan	2,781	2,775	6	—%
France	2,589	2,947	(358)	(12)%
United States	2,282	2,695	(413)	(15)%
Other	1,145	705	440	62%
Total	$28,726	$21,628	$7,098	33%
Total revenues increased by $2.1 million, or 19%, in the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to an increase in product royalty revenue in connection with royalty increases from customers in Korea and professional services completed for a customer in Turkey. The increase was partially offset by a decrease in product royalty revenue due to a contract modification with a large automotive company in Germany during the three months ended September 30, 2023. In the three months ended September 30, 2023 and 2022, licensing revenues of $5.5 million and $5.3 million, respectively, were recognized for the delivered Houndify Edge solution related to minimum guarantee units to be utilized over the life of the contract and resulted in a corresponding increase in our Contract assets balance.
Total revenues increased by $7.1 million, or 33%, in the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to an increase in product royalty revenue in connection with the contract modification of a customer in Germany and royalty increases from customers in Korea. The increase was partially offset by a decrease in product royalty revenue due to a distinct customization service sold to a large automotive company in France during the nine months ended September 30, 2022.
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
Cost of Revenues
Cost of revenues increased by $1.0 million, or 39%, in the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily related to increased revenue during the three months ended September 30, 2023 and partially offset by incurring additional data center and hosting costs due to system migrations in the three months ended September 30, 2022 in order to support our revenue growth. Gross margin decreased to 73% during the three months ended September 30, 2023 from 77% during the same period in 2022 largely due to elevated margins recognized on Houndify Edge licensing revenue during the three months ended September 30, 2022.

Cost of revenues increased by $0.6 million, or 8%, in the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily related to increased revenue during the nine months ended September 30, 2023 and partially offset by incurring additional data center and hosting costs due to system migrations in the nine months ended September 30, 2022 in order to support our revenue growth. Gross margin increased to 74% during the nine months ended September 30, 2023 from 68% during the same period in 2022 as our revenue continues to scale and we begin to benefit from efficiencies related to our data center and hosting migrations. The increase in gross margin during the nine months ended September 30, 2023 was partially offset by elevated margins recognized on Houndify Edge licensing revenue during the nine months ended September 30, 2022.
Sales and Marketing
Sales and marketing expenses decreased by $2.2 million, or 33%, in the three months ended September 30, 2023 compared to the same period in 2022. The decrease during the three months ended September 30, 2023 was primarily due to our restructuring efforts as we reduced sales and marketing headcount by approximately 30% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $1.6 million in the three months ended September 30, 2023 compared to the same period in 2022.
Sales and marketing expenses increased by $0.8 million, or 6%, in the nine months ended September 30, 2023 compared to the same period in 2022. The increase during the nine months ended September 30, 2023 was primarily due to increased compensation and other benefits expense of approximately $0.5 million and increased program spend to support a greater investment in go-to-market strategies and customer engagement and drive growth in our revenue from subscriptions and monetization in the nine months ended September 30, 2023 compared to the same period in 2022.
Research and Development
Research and development expenses decreased by $6.5 million, or 34%, in the three months ended September 30, 2023 compared to the same period in 2022. The decrease in research and development expenses was primarily due to our restructuring efforts as we reduced research and development headcount by approximately 40% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $5.7 million and was accompanied by reduced consulting fees of approximately $0.7 million in the three months ended September 30, 2023 compared to the same period in 2022.
Research and development expenses decreased by $16.1 million, or 29%, in the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in research and development expenses was primarily due to our restructuring efforts as we reduced research and development headcount by approximately 40% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $13.2 million and was accompanied by reduced consulting fees of approximately $3.0 million in the nine months ended September 30, 2023 compared to the same period in 2022.
General and Administrative
General and administrative expenses decreased by $2.7 million, or 28%, in the three months ended September 30, 2023 compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to our restructuring efforts as we reduced general and administrative headcount by approximately 35% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $2.8 million in the three months ended September 30, 2023 compared to the same period in 2022.
General and administrative expenses decreased by $2.4 million, or 10%, in the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to our restructuring efforts as we reduced general and administrative headcount by approximately 35% during the first quarter of 2023, which led to reduced compensation and other benefits expense of approximately $2.7 million in the nine months ended September 30, 2023 compared to the same period in 2022.
Restructuring
Restructuring expense was $3.8 million in the nine months ended September 30, 2023 as a result of the Restructuring Plan. See "Liquidity and Capital Resources - Restructuring" for additional information.

Interest Expense
Interest expense increased by $4.3 million, or 367%, and $6.4 million, or 112%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in interest expense was primarily attributable to the increased interest rate, balance and amortization of debt issuance costs and discounts on the Term Loan relative to those on the SVB March 2021 Note and SCI June 2021 Note. Additionally, interest expense in the three and nine months ended September 30, 2023 includes a loss on debt extinguishment of $0.8 million related to the early repayment of the SVB March 2021 Note and SCI June 2021 Note.
Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type ($ in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Interest income	$1,204	$186	$1,018	547%
Loss on change in fair value of ELOC program	—	(1,075)	1,075	*
Other income (expense), net	132	(70)	202	*
Other income (expense), net	$1,336	$(959)	$2,295	*

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Interest income	$2,075	$225	$1,850	822%
Change in fair value of derivative liability	—	(606)	606	*
Loss on change in fair value of ELOC program	(1,901)	(1,075)	(826)	77%
Other expense, net	(476)	(337)	(139)	41%
Other expense, net	$(302)	$(1,793)	$1,491	(83)%

*    Not meaningful
Interest income increased by $1.0 million, or 547%, and $1.9 million, or 822%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in interest income was primarily due to additional interest earned on our higher cash balances during the three and nine months ended September 30, 2023. Loss on change in fair value of the ELOC program decreased by $1.1 million and increased by $0.8 million, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, due to settlement of the derivative liability from the issuance of common stock in the respective periods.
Provision for Income Taxes
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes and foreign tax rate differentials from the U.S. domestic statutory tax rate.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of September 30, 2023 was $96.1 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

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
Term Loan
On April 14, 2023 (the “Term Loan Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit II LLC, as Administrative Agent and Collateral Agent for the Lenders (the “Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million (the “Term Loan”), the entirety of which was funded on the Term Loan Closing Date. The Credit Agreement also permits the Company to request additional commitments of up to $25.0 million in the aggregate, with funding of such commitments in the sole discretion of the Lenders, under certain circumstances and under the same terms as the Term Loan. On the Term Loan Closing Date, the Company also entered into that certain Guarantee and Collateral Agreement, dated as of April 14, 2023, by and among the Company, the other grantors named therein and the Agent (the “Guarantee and Collateral Agreement”). In addition, the Company is obligated to pay incremental lender fees, beginning on the Closing Date, equal to initially 3.5% of the principal amount of the Term Loans, decreasing to 2.5% after the 18-month anniversary, semi-annually (the “Lender Fees”) to provide a collateral protection insurance policy on behalf of the Lenders. The Lender Fees are effectively additional fees payable to the Lenders as the Lenders are the sole beneficiary of the insurance policy and is therefore being recognized as interest expense over the term of the Term Loan based on the effective interest method.
The Company used the proceeds from the Term Loan to (i) repay outstanding amounts equal to approximately $30.0 million under the Company’s existing loan facilities, (ii) fund an escrow account on the Term Loan Closing Date in the name of the Agent for an amount equal to the first four interest payments, (iii) pay certain fees and expenses incurred in connection with entering into the Credit Agreement, and (iv) fund the Lender Fee, together with related taxes, with the remaining proceeds to be used to fund growth investments and for general corporate purposes as permitted under the Credit Agreement.
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the secured overnight financing rate (“SOFR”) plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Adjustable Rate (as defined in the Credit Agreement) plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of September 30, 2023, the interest rate was approximately 14.0%.
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
Equity Line of Credit (ELOC)
On August 16, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (the “Counterparty”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to the Counterparty up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. The Company has utilized and expects to continue to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through September 30, 2023, the Company had sold the entirety of the 25,000,000 shares under the ELOC program for aggregate proceeds of approximately $71.7 million.
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
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The costs associated with the Restructuring Plan were recorded to the restructuring expense line item within our condensed consolidated statements of operations as incurred. During the nine months ended September 30, 2023, we recorded $3.8 million of restructuring expenses in connection with the Restructuring Plan, of which $1.4 million were cash payments. The Restructuring Plan was substantially complete as of September 30, 2023.
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
Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. The Term Loan was our only material debt facility as of September 30, 2023.

Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(54,395)	$(73,605)
Net cash used in investing activities	(334)	(1,188)
Net cash provided by financing activities	155,175	85,613
	$100,446	$10,820
Cash Flows Used in Operating Activities
Net cash used in operating activities was $54.4 million during the nine months ended September 30, 2023 compared to $73.6 million during the nine months ended September 30, 2022. The $19.2 million decrease in cash used in operating activities was primarily due to our decreased net loss, adjusted for non-cash expenses, including stock-based compensation and depreciation and amortization and changes in operating assets and liabilities.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.3 million during the nine months ended September 30, 2023 compared to $1.2 million during the nine months ended September 30, 2022. The $0.9 million decrease in cash used in investing activities was driven by a reduction in purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $155.2 million during the nine months ended September 30, 2023 compared to $85.6 million during the nine months ended September 30, 2022. The $69.6 million increase in cash provided by financing activities was primarily due to $85.1 million in net proceeds from the issuance of the Term Loan, $71.7 million in proceeds from the sales of common stock under the ELOC program, $24.9 million in net proceeds from the issuance of the Series A Preferred Stock and a $5.0 million increase in proceeds from the issuance of common stock during the nine months ended September 30, 2023 and was partially offset by $90.7 million in net proceeds from the Business Combination and PIPE during the nine months ended September 30, 2022 and an increase in payments on our notes payable of $27.6 million during the nine months ended September 30, 2023.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023 due to the material weaknesses in its internal control over financial reporting described below.
However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its condensed consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its condensed consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Material Weaknesses on Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. The Company did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness contributed to the following additional material weaknesses as of September 30, 2023:
•The Company did not design and maintain effective controls to verify appropriate accounting for complex financing transactions.
•The Company did not design and maintain effective controls to verify appropriate segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to an individual, and addressing conflicts on a timely basis.
•The Company did not design and maintain effective controls over certain information technology (IT) general controls over information systems that are relevant to the preparation of the Company’s financial statements. Specifically, the Company did not design and maintain: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (ii) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

The material weaknesses related to controls in response to the risks of material misstatement and complex financing transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in additional misstatements to the annual or interim consolidated financial statements which would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Efforts for the Material Weaknesses
We are in the process of designing and implementing controls and taking other actions to remediate the material weaknesses described above. Specifically, during the current quarter, we implemented measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including the following:
•Engaging a third party to perform a risk assessment that includes the identification and walkthrough of key business processes and conducting design and operational control testing to address key risks.
•Completing a segregation of duties assessment identifying key conflicts and mitigating controls.
•As of September 2023, the Company has begun implementing a Segregation of Duties automated tool for our Enterprise Resource Planning (ERP) system. We will also design and implement similar controls for the remaining financially relevant applications.
•Designing and implementing controls related to user access reviews and the review of Service Organization Control reports, which cover program change management and computer operations for many of the applications that we rely on for financial reporting.
The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.
Changes in Internal Control over Financial Reporting
As described above in the section “Remediation Efforts for the Material Weaknesses,” there were changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.
Item 1A. Risk Factors.
While not required for smaller reporting companies, the risk factor described below should be considered along with the risk factors disclosed in our Form 10-K, which was filed with the SEC on March 28, 2023. Any of these risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
The Company has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future, which may result in material misstatements of the Company’s consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations and the trading price of our stock could be negatively affected.
Since becoming a public company, our company has been classified as a non-accelerated filer, emerging growth company and smaller reporting company as disclosed on the cover page of this Form 10-Q. On June 30, 2023 (the annual measurement date for SEC filing status), our public float was in excess of $700 million, and accordingly we will become a large accelerated filer for the year ended December 31, 2023 and will be subject to the requirements of 404(b) of Sarbanes-Oxley Act of 2002 (“SOX”) for the year ended December 31, 2023.
We have determined the following material weaknesses exist as of September 30, 2023:
•The Company did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness contributed to the following additional material weaknesses as of September 30, 2023:
◦The Company did not design and maintain effective controls to verify appropriate accounting for complex financing transactions.
◦The Company did not design and maintain effective controls to verify appropriate segregation of duties, including assessment of incompatible duties, identification of instances where those incompatible duties were assigned to an individual, and addressing conflicts on a timely basis.
◦The Company did not design and maintain effective controls over certain information technology (IT) general controls over information systems that are relevant to the preparation of the Company’s financial statements. Specifically, the Company did not design and maintain: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (ii) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.
The material weaknesses related to controls in response to the risks of material misstatement and complex financing transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in additional misstatements to the annual or interim consolidated financial statements which would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Effective internal control over financial reporting is necessary to provide reliable financial reports and to assist in the effective prevention or detection of material misstatements due to error or fraud. Any inability to provide reliable financial reports or prevent or detect material misstatements due to error or fraud could harm our business. We regularly review and update our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the rules and regulations of the SEC regarding compliance with SOX to report annually on the effectiveness of our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material misstatements.
While we are in the process of addressing our material weaknesses as disclosed herein, elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Stock Market, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. Further, if we fail to remedy these deficiencies (or any other future deficiencies) or maintain effective internal control over financial reporting, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.
Further, in the future, if we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
There were no sales of equity securities during the period covered by this Quarterly Report that were not either registered under the Securities Act or were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Form of Controlled Equity OfferingSM Sales Agreement (incorporated by reference to Exhibit 10 of our Registration Statement on Form S-3 as filed on July 24, 2023).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC

Date: November 15, 2023	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2023	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)