Form 10-K
period 2023-12-31
SOUNDHOUND AI, INC.
filed 2024-03-01
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $4.55 for shares of the Registrant’s Class A common stock, was approximately $734.4 million.
As of February 26, 2024, there were 273,229,352 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 35,885,408 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

SOUNDHOUND AI, INC.
FORM 10-K
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act) that reflect our current expectations and views of future events. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance, our ability to implement our business strategy and anticipated business and operations, including our ability to improve our Generative AI Foundation Model, expand our customer partnerships and roll out our AI drive thru service, roll out our Dynamic Interaction, Chat AI for Automotive, and expand the number of platforms on which our voice AI technology will be available, the potential utility of and market for our products and services, and our ability to achieve revenue from our bookings backlog. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business strategy, including launching new product offerings and expanding information and technology capabilities;
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
•our ability to attract or maintain a qualified workforce, particularly following our recent restructuring efforts;
•level of product service failures that could lead our customers to use competitors’ services;
•investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to our AI technology;
•risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
•our ability to maintain the listing of our Class A Common Stock on the Nasdaq Global Market;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described under the section titled “Risk Factors” in this Annual Report.
You should thoroughly read this Annual Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.
The forward-looking statements made in this Annual Report relate only to events or information as of the date of this Annual Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-
i

looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.
ii

Part I
Item 1. Business
Our Mission
SoundHound’s mission is to voice-enable the world with conversational intelligence through an independent AI platform enabling humans to interact with products and services like they interact with each other — by speaking naturally.
Company Overview
We are a global leader in conversational intelligence, offering independent Voice AI solutions that enable businesses to deliver high-quality conversational experiences to their customers. Built on proprietary technology, SoundHound’s voice AI delivers best-in-class speed and accuracy in numerous languages to product creators across automotive, TV, and IoT, and to customer service industries via groundbreaking AI-driven products like Smart Answering, Smart Ordering, and Dynamic Interaction™, and Employee Assist. Along with SoundHound Chat AI, a powerful voice assistant with integrated Generative AI, SoundHound powers millions of products and services, and processes billions of interactions each year for world class businesses.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 155 patents granted and over 115 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent.
Market Opportunity
A significant addressable market
To take advantage of opportunities created by the expansion of Voice AI, companies across industries are turning to independent providers with disruptive technology offerings to help them design and build custom voice assistants. The demand for Voice AI technology is growing exponentially as companies compete to lead the market with the best technology, excellent customer relationships, and greatest innovations. Custom, branded voice assistants are allowing companies to improve their customer interactions at every touchpoint. According to Juniper Research, the broader market for Voice AI transactions will exceed $160 billion by 2026, enabled by a growing need for Voice AI in many industries including IoT, automotive, restaurants, Smart TVs, retail, hospitality, enterprise, contact center, home services, personal care, professional services, among many others.
Strategy
We believe that Voice AI will be the next major technology disruption in computing.

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
We believe the same concept will apply to the world of Voice AI where every company will need to have a strategy and there will exist success stories built on top of platforms like ours. These interfaces will co-exist: for example, mobile and touch screens did not completely replace computers with a keyboard and mouse, therefore Voice AI will also co-exist with computers and mobile. However, with billions of IoT devices that don’t have a keyboard or a mouse or a touch screen, we believe that voice will be the preferred or the only way to interact with these devices.
Technical Development
In 2005, as recent graduates from Stanford, our founders began envisioning a future where we would be talking to products just as we do other people. Inspired to make their vision a reality, the Company was founded with a simple and powerful mission: Add Voice AI to everything. To this day, the Company is still run by its original founding team.
SoundHound’s technology represents the evolution of several disruptive breakthroughs in voice-AI and sound recognition developed over almost two decades. Using innovative audio and music identification technology, in 2009, our founders launched the SoundHound music identification app. Since its inception, the app has received over 300 million downloads.
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
After we went public in 2022, SoundHound rapidly introduced innovation to the market with Smart Ordering, Dynamic InteractionTM, SoundHound Chat AI, and Smart Answering, among others products (see "Products and Technology" hereafter).
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

Additionally, through SoundHound's AI-driven restaurant voice ordering solution, Smart Ordering, automated voice technology can be deployed by any restaurant to take food and drink orders over the phone, via menu kiosks or at the drive-thru. Its sophisticated technology learns the menu of each business and can answer questions, accept modifications and even upsell, helping the restaurant process more orders quickly and efficiently.
Our vision further includes empowering billions of devices around the world using our technology, with innovation and monetization opportunities for the product creators that integrate to our platform. It means product creators can not only use Voice AI to make their product better; they can also generate incremental recurring revenues from customer interactions.
Our vision also places a high emphasis on user experience. Before monetization growth can occur, delivering value and delight to end users is paramount. As a result, the most effective monetizable interactions will be those that flow naturally based on context, create value for the end-user, and would not be perceived by users as intrusive advertisements.
Products and Technology
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
CaiNET and CaiLAN Expert Domain Selections
SoundHound’s CaiNET software uses machine learning to enhance how domains work together to better handle complex queries including natural language processing, predictive analytics, and building language models, or translation of speech.
SoundHound’s proprietary CaiLAN software expertly arbitrates responses so users get better answers from the right domain such as for use with natural language processing, predictive analytics, and building language models, or translation of speech.
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
These technologies are anchored by three important innovations: Speech-to-Meaning, Deep Meaning Understanding and Collective AI.
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
Collective AI is an architecture that gives potential to SoundHound to improve the understanding capability of its platform exponentially based on linear contributions.
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
Smart Ordering
SoundHound Smart Ordering offers an easy-to-understand voice assistant for restaurants that takes phone orders and automatically processes them by seamlessly integrating with multiple POS systems. For enterprises, we also offer a flexible Gateway to integrate with custom POSs.
Dynamic Interaction
Dynamic Interaction is a category-level breakthrough in conversational AI that we believe raises the bar for human-computer interaction by not only recognizing and understanding speech, but also responding and acting in real-time. Where existing voice technology requires wake words and relies on turn-taking with awkward pauses to process requests,

Dynamic Interaction uses the twin technologies of fragment parsing – which breaks speech down to partial-utterances and processes them in real-time – and full-duplex audio-visual integration to create an instantaneous, next-generation experience in human-computer interaction.
SoundHound Chat AI
We launched SoundHound Chat AI, which we believe will usher in a new phase of voice-enabled, conversational AI by combining the power of software engineering and machine learning generative AI.
SoundHound Chat AI integrates with dozens of knowledge domains, pulling real-time data like weather, sports, stocks, flight status, restaurants, and many more. We combine this with the most cutting-edge large language models like OpenAI’s ChatGPT to deliver the most accurate, timely, and comprehensive responses. There is no need for awkward search queries since you can speak to SoundHound Chat AI naturally, like another person. You can also follow-up questions and commands without awkward pauses to filter, sort, or add more information to the original request.
Smart Answering
SoundHound Smart Answering is built to offer all customer establishments, including restaurants, the option to build an easy to use, custom AI-powered voice assistant that can handle 100% of phone calls including, greetings, hours, menu, location, delivery, wait time, policies, promotions, including SMS functionality for reservations and appointments, and many more standard and custom options.
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
Custom Domains
Our library of over 100 public domains is available to give developers instant access to a broad range of content to fit their unique use cases. This includes multi-category content intended to appeal to broad range of audiences, including, for instance, sports scores, weather, podcasts, travel information, recipes, stock prices, among many others.
Companies can enhance product functionality or proprietary operations with Houndify Private Domains, allowing customization and development of more specific content. Customers who subscribe for this service have full access to their private domains securely on our platform while retaining the ability to iterate and update content.
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
Edge and Cloud Connectivity

With edge (embedded) we offer a fully-embedded voice solution for brands seeking the convenience of a voice user interface without the privacy or connectivity concerns of the internet. Includes full access to custom commands and the ability to instantly update commands during development.
With Cloud we equip your voice assistant with real-time data from the cloud, deliver the most relevant responses with no CPU or memory restrictions, and retain ownership of customer relationships with access to data and analytics.
To harness the capabilities of full cloud connectivity with the reliability of embedded edge voice technology. Houndify Edge Hybrid solutions are designed to ensure that devices are always-on and responsive to commands. Allows for over-the-air product updates and a broader voice experience with the level of cloud-connectivity that best matches the product and its users.
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
The Voice AI market currently also includes “legacy vendors,” a number of whom we believe offer dated technologies. Furthermore, in many cases, legacy vendor technologies still require significant effort by product creators to turn legacy AI product offerings into solutions that can compete with the quality of Voice AI products currently offered by big tech companies, which is oftentimes neither economical nor practical.
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
With the recent popularization of Generative AI and Large Language Models in early 2023, we view this as an inflection point for Conversational AI, with a clear intersection between technology readiness and subsequent demand and adoption. Such intersections are rare, and SoundHound is in a unique position to create tremendous value.
We believe the impact of Generative AI and Large Language Models to the field of Conversational AI is similar to the impact of Deep Neural Networks to Machine Learning: Better quality models can be created faster and with fewer tedious engineering requirements. And we view the market impact of this to be transformative, similar to the mobile ecosystem disruption of the last decade. Fast movers like us will create tremendous value.
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
(1)Royalties: This involves voice-enabling a product. The product creator pays us a royalty based on volume, usage, or duration. SoundHound collects royalties when our platform is integrated into a product such as a car, smart TV, or IoT.
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
We expect the disruptive three-pillar business model will create a monetization flywheel. As more products integrate into our platform, more users will use it, and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform, and we expect the cycle will perpetually continue to expand and create an ecosystem with a compound impact on our business.
SoundHound’s criteria for adoption
When it comes to criteria for adoption, our goal is to win on every dimension. We believe our product will be adopted because customers typically choose the best technology and want to own their brand and control their data. We strive to provide our customers with the best technology, and we can provide a white label solution giving our customers control of their brands. In some industries you may have to choose between technology and brand control. In our case, we aim to offer our customers the best of both, enabling them to offer disruptive technologies to their users while maintaining control of their brand and user experience.
With our disruptive monetization strategy, we also provide a path to monetization. By choosing our platform, product creators can generate additional revenue while making their product better using Voice AI, providing further incentive to choose our platform.
We offer an ecosystem with our expert domain selections that seamlessly arbitrates between LLMs and real time domains and limits "AI hallucinations", along with definable privacy controls, which are becoming increasingly important in the industry of Voice AI. We also offer edge, cloud and hybrid solutions, which means our technology can optionally run without a cloud connection for increased flexibility and privacy. Our focus is on delivering the most advanced Voice AI in the world and thus allowing our partners to differentiate and innovate their overall experiences for their brands. Additionally, there is no conflict of interest between us and our partners and customers as we do not compete with them (as some other Voice AI vendors do).

We believe that product creators know their product and users best. The idea of a single third-party assistant taking over their product is not reflective of our anticipated future. We envision that every product will have its own identity, and they will have Voice AI customized in different ways. They can each tap into a single platform to access the ever-growing set of domains, but the product creators can innovate on top of platform and create value for the end users in their own way.
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
Sales and Marketing
We take an insight-driven, account-based marketing approach to build and expand our relationships with customers and partners. We collect feedback directly from them to garner insights that help drive the business and product. We also work with analysts and higher education institutions to conduct studies, test and validate technology performance, providing key proof points for those considering our products. In parallel, marketing and communications drive our brand equity and narrative through ongoing announcements, campaigns, events, speaking opportunities, and public relations efforts.
Our demand generation efforts span the full customer funnel to target prospects across a variety of channels including: advertising, email, social media, search engines and many other digital channels.
Sales and marketing will play a critical role in the next phase of our evolution as a company, with key ongoing investments in our team and leadership. While our products are already scaling with existing customers, markets and verticals, we see significant opportunities to grow into new ones. Increased sales and marketing efforts will enable us to capitalize on the tremendous momentum we are building and we expect to continue expanding resources to grow our personnel and leadership team focused on sales and marketing.
Intellectual Property
SoundHound’s intellectual property portfolio includes over 155 patents granted and over 115 patents pending worldwide. These patents cover areas such as speech recognition, natural language understanding, machine learning, human interfaces, and others, including monetization and advertising.
Out of our 270 patents granted and pending, more than 40 of these patents are in conversational monetization. Because we predict that search traffic will change from keyword-based queries to conversational interactions, we have a large number of patents in the area of conversational advertising.
Human Capital
At SoundHound, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to create an environment that supports employee success and a culture where everyone has a voice in driving innovation.

Employees
As of December 31, 2023, we had approximately 260 full-time employees, of which approximately 54% were in the United States and 46% were in our international locations. We have not experienced work stoppages and believe our employee relations are good.
Employee Experience
We focus on delivering a great employee experience, anchored by meaningful work, career opportunities and well-being, to continue to attract and retain high quality talent. We support employee well-being from multiple dimensions, including economic, health, development, and lifestyle with a comprehensive suite of compensation, benefits and flexible work options.
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
Diversity and Inclusion
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We are creating an inclusive workplace through community-building, training and internal awareness. In 2023, we continued to support our many community partners and employee resource groups that build community for employees from underrepresented groups.
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
Available Information
Our website is located at www.soundhound.com, and our investor relations website is located at investors.soundhound.com. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, is available via a link through our investor relations website, free of charge, after we file or furnish them with the SEC and they are available on the SEC's website. We also utilize our investor relations website to webcast our earnings calls and provide notifications of news or announcements regarding our business updates, financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press releases and earnings releases. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of ethics, is also available on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Risks Related to our Business and Financial Condition
•We have generated substantial net losses and negative operating cash flows since inception and may never achieve or maintain profitability or generate positive cash flows;
•We may require additional capital to continue planned business operations but may not be able to obtain such capital when desired on favorable terms, if at all, or without dilution to our stockholders;
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
•If we are unable to maintain and enhance our brand or reputation as an industry leader, our operating results may be adversely affected;
•Our acquisition of Synq3, Inc. and any potential future acquisitions or strategic transactions may subject us to various risks that could adversely affect our business and for which we may not achieve the anticipated benefit of such a transaction;
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet its periodic reporting obligations and the trading price of our stock could be negatively affected.
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
Risks Related to SoundHound’s Business and Financial Condition
The market in which SoundHound operates is highly competitive and rapidly changing and SoundHound may be unable to compete successfully.
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
During the years ended December 31, 2023, two customers accounted for 62% of SoundHound's total revenues. During the years ended December 31, 2022 and 2021, three customers accounted for the following approximate percentages of SoundHound’s total revenues during the respective applicable period: 67% and 61%. Accounts receivable balances due from three customers collectively totaled 87% of the Company’s consolidated accounts receivable balance at December 31, 2023. Accounts receivable balances due from two customers collectively totaled 75% of the Company’s consolidated accounts receivable balance at December 31, 2022. The unbilled receivables balances from three customers collectively totaled 86% of the Company’s consolidated unbilled receivables balance at December 31, 2023. The unbilled receivables balances from three customers collectively totaled 78% of the Company’s consolidated unbilled receivables balance at December 31, 2022.
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
SoundHound operates in the highly competitive Voice AI market in China and face competition from both international and smaller domestic manufacturers. SoundHound currently generates less than $0.1 million annually in revenue from its operations in China, though SoundHound expects to expand its business in China going forward. SoundHound anticipates that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and SoundHound’s inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced, including in the Chinese automotive production industry, which affects SoundHound because SoundHound’s largest customers are currently OEMs. In addition, political tensions between China and the United States may negatively impact SoundHound’s ability to conduct business in China. If SoundHound is unable to grow or maintain its position in the Chinese market, the pace of growth slows or vehicle sales in China decrease, SoundHound’s business, results of operations and financial condition could be materially adversely effected. Government regulations and business considerations may also require SoundHound to conduct business in China through joint ventures with Chinese companies. SoundHound’s participation in joint ventures would limit its control over Chinese operations and may expose SoundHound’s proprietary technologies to misappropriation by joint venture partners. The above risks, if realized, could have a material adverse effect on SoundHound’s results of operations.
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
SoundHound currently generates less than $0.1 million annually in revenue from its operations in China, though SoundHound expects to expand its business in China going forward. Foreign ownership of certain types of internet businesses, such as internet information services, is subject to restrictions under applicable Chinese laws, rules and regulations. For example, foreign investors are generally not permitted to own more than 50% of the equity interests in a value-added telecommunication service provider. Any such foreign investor must also have experience and a good track record in providing value-added telecommunications services overseas. Accordingly, under current and applicable Chinese laws, it is possible that SoundHound will lose the license that currently permits its operations of its Chinese subsidiary.
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
During the years ended December 31, 2023, 2022 and 2021, SoundHound derived approximately 85%, 89% and 81%, respectively, of its revenues from customers located in countries outside the United States, and SoundHound plans to increase its international operations in the future. Accordingly, SoundHound expects to increasingly face significant operational risks and expenses from doing business internationally.
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
•specific and significant regulations, including, but not limited to, the European Union’s GDPR, which imposes compliance obligations on companies who possess and use data of EU residents;
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
We may engage in future acquisitions or strategic transactions which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.
In January 2024, we completed our acquisition of Synq3, Inc. and we are continuing to actively evaluate opportunities to grow and enhance our business and technologies. In the event we engage in an acquisition or strategic transaction, including by making an investment in another company, we may need to acquire additional financing. Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction, may entail numerous operational and financial risks, including the risks outlined above and additionally:
•exposure to unknown financial or product liabilities;
•disruption of our business and diversion of our management's time and attention in order to develop acquired products or technologies;
•higher than expected acquisition and integration costs;

•write-downs of assets or goodwill or impairment charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain key employees of any acquired businesses.
Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
If intangible assets and goodwill that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.
Under generally accepted accounting principles in the United States, we must assess, at least annually and potentially more frequently, whether the value of indefinite-lived intangible assets and goodwill have been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
As a part of our growth strategy, we have made and may continue to make selected acquisitions of complementary products and/or businesses. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:
•difficulties in integrating new operations, technologies, products, and personnel;
•problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;
•lack of synergies or the inability to realize expected synergies and cost-savings;
•difficulties in managing geographically dispersed operations, including risks associated with entering foreign markets in which we have no or limited prior experience;
•underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
•negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
•the potential loss of key employees, customers, and strategic partners of acquired companies;
•claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;
•the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
•the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders (which in the case of certain of our prior acquisitions were significant);
•the issuance of equity securities to finance or as consideration for any acquisitions may not be an option if the price of our common stock is low or volatile which could preclude us from completing any such acquisitions;

•diversion of management’s attention and company resources from existing operations of the business;
•inconsistencies in standards, controls, procedures, and policies;
•the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;
•assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities, including product liability, that are difficult to identify or accurately quantify; and
•risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.
In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including sales and marketing, research and development, finance, legal, and information technologies. There can be no assurance that any of the acquisitions we may make will be successful or will be, or will remain, profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.
The integration of our acquisitions may result in significant accounting charges that adversely affect the announced results of our company.
The financial results of our company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our acquisitions. In addition to the anticipated cash charges, costs associated with the amortization of intangible assets are expected. The price of our common stock could decline to the extent our financial results are materially affected by the foregoing charges or if the foregoing charges are larger than anticipated.
Our recent acquisitions may result in unexpected consequences to our business and results of operations.
Although we believe that our recently acquired businesses will generally be subject to risks similar to those to which we are subject to in our existing operations, we may not have discovered all risks applicable to these businesses during the due diligence process. Some of these risks could produce unexpected and unwanted consequences for us. Undiscovered risks may result in us incurring financial liabilities, which could be material and have a negative impact on our business operations.
Failure to realize the benefits expected from our recent acquisitions could adversely affect the value of our common stock.
The success of our recent acquisition will depend, in part, on our ability to:
•integrate Synq3’s customer base and capitalize on our cross-selling opportunities;
•realize cost savings from reduced back-office and infrastructure expenses, elimination of duplicative company and management structure costs;
•operate our combined businesses efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies;
•realize the attractive risk-adjusted equity returns from our acquisitions for our stockholders; and
•capitalize on the embedded and/or underexploited expansion opportunities offered by our acquisitions that we can expand upon.
However, to realize the anticipated benefits of our acquisition we must successfully integrate their business in a manner that permits those benefits and cost savings to be realized. Although we expect significant benefits to result from this acquisition, there can be no assurance that we will be able to successfully realize these benefits. The challenges involved in this integration will be complex and time consuming and may require a disproportionate amount of resources and management attention and could result in the loss of valuable employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations. If we do not successfully manage these and related issues and challenges, we may not achieve the anticipated benefits of these acquisitions and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.
SoundHound has generated substantial net losses and negative operating cash flows since its inception and may continue to do so for the foreseeable future.
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
SoundHound may require additional capital to continue its planned business operations but may not be able to obtain such capital when desired on favorable terms, if at all, or without dilution to its stockholders.
SoundHound will require additional capital to continue its planned business operations. SoundHound anticipates that current cash, cash equivalents, cash provided by operating activities and funds available through SoundHound’s at-the-market offering program (ATM program), will not be sufficient to meet its future capital needs. SoundHound will need additional financing to execute on its current or future business strategies, including to:
•potentially hire additional software engineers, sales and marketing professionals, and other personnel as needed following implementation of the restructuring plan;
•develop new or enhance existing products and services;
•enhance SoundHound’s operating infrastructure;
•acquire complementary businesses or technologies; or
•otherwise respond to competitive pressures.
If SoundHound raises additional funds through the issuance of equity, including its ATM Program, or convertible debt securities, the percentage ownership of its stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders, including those acquiring shares in this offering. SoundHound cannot assure you that additional financing will be available on terms favorable to SoundHound, or at all, particularly in light of inflationary pressures and resulting increases in the cost of borrowing. If adequate funds are not available or are not available on acceptable terms, if and when needed, SoundHound’s ability to fund its operations, take advantage of unanticipated opportunities, develop or enhance its products, or otherwise respond to competitive pressures would be significantly limited.
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
Additionally, if any of SoundHound’s key management team members or other employees were to leave, SoundHound could face substantial difficulty in hiring qualified successors, particularly with consideration to our recent reduction in force related to our restructuring plan and could experience a loss in productivity while any successor obtains the necessary training and experience. Although SoundHound has arrangements with some of its executive officers designed to promote retention, its employment relationships are generally at-will and SoundHound has had key employees leave in the past. SoundHound cannot assure you that one or more key employees will not leave in the future. SoundHound intends to continue to hire additional highly qualified personnel, including research and development and operational personnel, as needed (with consideration to our restructuring plan) but may not be able to attract, assimilate or retain qualified personnel in the future or may be required to pay increased compensation in order to do so. Any failure to attract, integrate, motivate and retain such employees could harm SoundHound’s business or impair our ability to timely meet business goals and objectives.

The Company has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future, which may result in material misstatements of the Company’s consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations and the trading price of our stock could be negatively affected.

Since becoming a public company, our Company has been classified as a non-accelerated filer, emerging growth company and smaller reporting company. On June 30, 2023 (the annual measurement date for SEC filing status), our public float was in excess of $700 million, and accordingly we have become a large accelerated filer for the year ended December 31, 2023 and are now subject to the requirements of 404(b) of Sarbanes-Oxley Act of 2002 (“SOX”) for the year ended December 31, 2023.

The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses as of December 31, 2023:

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

The material weaknesses related to the control environment, risk assessment and complex financing transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

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

Natural disasters, health epidemics, or other catastrophic events may cause damage or disruption to our operations, commerce and the global economy, and have a negative effect on our business and operations.
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, health epidemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, hurricanes, and increased storm severity) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Our corporate headquarters are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.
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
Risks Related to SoundHound’s Class A Common Stock and the Securities Market
SoundHound’s stock price and trading volume has fluctuated significantly and may continue to fluctuate significantly in the future.
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
In addition, over the last few years, the stock market more broadly has experienced price and volume fluctuations, including due to factors relating to the outbreak of COVID-19, inflationary pressures, and the wars in Ukraine and in Gaza, and this volatility has sometimes been unrelated to the operating performance of particular companies. As a result, there is a potential for rapid and substantial decreases in the price of our Class A Common Stock, including decreases unrelated to our operating performance or prospects. This market and share price volatility relating to these outside effects, as well as general economic, market or political conditions, has and could further reduce the market price of our Class A Common Stock in spite of our operating performance and could also increase our cost of capital, which could prevent us from accessing debt and equity capital on terms acceptable to us or at all.
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
As a public company, and particularly since we are no longer an “emerging growth company” or a “smaller reporting company,” we will continue to incur significant legal, accounting and other expenses that SoundHound did not incur as a private company. SoundHound is subject to the reporting requirements of the Exchange Act, and is required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. SoundHound’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, SoundHound’s historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, SoundHound expects to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. SoundHound has hired and will continue to need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which has and will increase its operating expenses. Moreover, SoundHound could incur additional compensation costs in the event that it decides to pay cash compensation closer to that of other publicly listed companies, which would increase its general and administrative expenses and could materially and adversely affect its profitability. SoundHound will evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs SoundHound may incur or the timing of such costs.
SoundHound’s executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. SoundHound may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. SoundHound’s management will need to continually assess its staffing and training procedures to improve its internal control over financial reporting. For example, SoundHound did not timely file its Form 10-Q for the quarter ended March 31, 2021 and had to file an extension for its Form 10-Q for the quarter ended September 30, 2023 and unless the matters discussed in this risk factor and elsewhere in this Annual Report are mitigated, the risk exists that SoundHound may not be able to file timely in the future. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that SoundHound will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase our operating costs in future periods.
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
SoundHound has a dual class common stock structure and the holders of SoundHound Class B Common Stock have ten votes per share. SoundHound Founders own shares of Class B Common Stock representing approximately 63% of the voting power of the outstanding capital stock of SoundHound. In addition, because of the ten-to-one voting ratio between our Class B and Class A Common Stock, holders of our Class B Common Stock could continue to control a majority of the combined voting power of our Common Stock and therefore control all matters submitted to our stockholders for approval until such time, if any, as a sufficient number of shares of our Class B Common Stock are converted into shares of our Class A Common Stock in accordance with the terms of the Second Amended & Restated Certificate of Incorporation of the Company (the "Amended Charter"). This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A Common Stock.

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
The Amended Charter, Amended & Restated Bylaws of the Company (the "Amended Bylaws"), and Delaware law contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of SoundHound or changes in SoundHound that our management or stockholders may deem advantageous. Among other things, the Amended Charter and Amended Bylaws include the following provisions:
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
As of December 31, 2023, SoundHound had $395.5 million of U.S. federal and $109.4 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $306.8 million federal net operating loss carryforwards and $5.6 million state net operating loss carryforwards, which can be carried forward indefinitely. It is possible that SoundHound will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in SoundHound’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In addition, certain U.S. states have imposed additional limitations on the use of net operating loss carryforwards not otherwise imposed on the use of U.S. federal net operating loss carryforwards and may impose additional limitations in the future.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

SoundHound acknowledges the increasing importance of cybersecurity in its operations and recognizes the potential risks and threats associated with cyber incidents. The Company is committed to maintaining the confidentiality, integrity, and availability of its information systems and data. However, no system can be completely immune to cyber threats. We face a number of cybersecurity risks in connection with our business. To date, such risks have not materially affected our business, including threats to and breaches of our data systems, malware and computer virus attacks.
Risk Management and Strategy

The following information provides an overview of our approach to managing cybersecurity risks. The Company assesses, identifies and manages cybersecurity related risks. Cybersecurity related risks are evaluated to assess top risks to the enterprise on a bi-annual basis. SoundHound has implemented a comprehensive cybersecurity program designed to identify, assess, and manage cyber risks.

This program includes, but is not limited to:
•Regular risk assessments and vulnerability assessments.
•Implementation of industry-accepted cybersecurity controls and best practices.
•Employee training and awareness programs to enhance the company's overall cybersecurity posture.
•Continuous monitoring and incident response plans to detect and mitigate potential threats promptly.

We have a set of Company-wide policies and procedures concerning cybersecurity matters, such as policies related to encryption standards, antivirus protection, remote access, multi factor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an annual internal review process and are approved by appropriate members of management.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level and by reviewing our operational policies and procedures. We review our operational policies and procedures with third party experts on an annual basis as part of our annual audit process. We also maintain cyber insurance coverage.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Vendor Management Team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

SoundHound will report any cybersecurity incidents determined to be material. Material aspects of the nature, scope and timing of the incident, and the impact or reasonably likely impact of the incident on the Company, including on SoundHound’s financial condition and results of operations will be disclosed.
Governance

The audit committee oversees risks from cybersecurity threats as part of its broader risk oversight responsibilities. The board recognizes the importance of cybersecurity in safeguarding the company’s assets and operations.

SoundHound has a dedicated Information Security Management committee responsible for overseeing risks from cybersecurity threats. The committee’s charter outlines its specific responsibilities related to cybersecurity risk oversight, and assists senior management in fulfilling its oversight responsibilities by creating, implementing, overseeing and maintaining SoundHound’s Information Security Management System. The purpose of the ISMS is to protect the Company’s information systems and assets, taking into account the potential for external threats, internal threats, and threats arising from transactions with trusted third parties and vendors. The board of directors is informed of cybersecurity risks, at least annually, through established processes, including periodic briefings, reports, and updates on the evolving landscape of cybersecurity threats.
Management

SoundHound designates the Information Security Management Committee as responsible for assessing and managing cybersecurity risks. Committee members possess professional experience or backgrounds presenting relevant experience or capacity to address those matters within the scope of the Committee’s responsibility, including senior executives, department leaders, and subject matter experts. Committee members are familiar, or have the ability to quickly gain familiarity, with major technology platforms employed by the Company; have knowledge of technological ecosystems and challenges confronted in current or emerging business environments; have the capacity to understand new or emerging technologies and cyber security threats; are familiar, or have the ability to quickly gain familiarity, with information security principles, privacy regulations, standards, and guidelines; and possess experience relating to enterprise risk management and process.

We view cybersecurity as a shared responsibility. All employees are required to complete cybersecurity training as part of onboarding, on an annual basis and have access to more frequent cybersecurity training online. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training. The designated persons or committees actively monitor cybersecurity incidents through processes that monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, including continuous assessment and adaptation to emerging threats.

Item 2. Properties
Our corporate headquarters is located in Santa Clara, California, within a consolidated building covering 61,360 square feet. Our lease began in 2017 and is set to expire in 2025. In addition to our headquarters, we lease offices in Toronto, Paris and various other locations in the U.S. and internationally.
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
Stockholders
According to the records of our transfer agent, there were 77 holders of record of our Class A common stock, 3 holders of record of our Class B common stock and holders of record of our listed redeemable warrants on December 31, 2023.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2023 relating to all our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (in thousands)	Weighted Average Exercise Price of Outstanding Options	Number of Granted Restricted Stock Awards Outstanding (in thousands)	Number of Securities Remaining Available for Future Issuance (in thousands)
Equity compensation plans approved by security holders	16,841	$3.59	16,344	2,362
Equity compensation plans not approved by security holders	—	—	—	—
Total	16,841	3.59	16,344	2,362
Performance Graph
In accordance with Exchange Act Rule 14a-3(b), the disclosure for this item will be included in our annual report to be provided to the Company's stockholders in connection with the Annual Meeting of Shareholders to be held in 2024, which annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.
Recent Sales of Unregistered Securities
None that have not already been disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our consolidated financial statements and notes thereto. The fiscal years presented are the periods ended December 31, 2023 (“2023”) and December 31, 2022 (“2022”). Information concerning the fiscal year ended December 31, 2021 (“2021”) and a comparison of 2022 and 2021 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2022, filed with the SEC on March 28, 2023.
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
The Company has revised the previously issued condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, condensed consolidated statements of cash flows and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit tables as of and for the three and six months ended June 30, 2023 and as of and for the three months ended March 31, 2023 as well as the previously issued consolidated statements of operations and comprehensive loss, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of redeemable convertible preferred stock and stockholders’ deficit tables and as of and for the year ended December 31, 2022 to correct for such errors as described in Note 20 of our notes to the consolidated financial statements. All relevant prior period amounts affected by these revisions have been corrected in Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-K.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 155 patents granted and over 115 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions, which is estimated to grow to $160 billion per year by 2026.
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
The third pillar creates a monetization ecosystem that brings the services from pillar two to the products in pillar one. When the users of a voice-enabled product in pillar one access the voice-enabled services of pillar two, these services generate new leads and transactions. SoundHound generates monetization revenue from the services for generating these leads and transactions, and we will share the revenue with the product creators of pillar one. For example, when the driver of a voice-enabled car places an order to a restaurant that is also voice enabled, we will have unlocked a seamless transaction. Accordingly, the restaurant will pay us for that order, and we will share that revenue with the product creator or the car manufacturer. In this example, each party receives value in the ecosystem. The restaurant is happy because they generated a new lead and booked a sale. The user is happy because they have received value through a natural ordering process, simply by speaking to their car. And the car manufacturer is happy because they delivered value to the end user and generated additional revenue from the usage of their product. During the periods presented in the consolidated financial statements, we have not generated revenue from leads and transactions on voice-enabled products from voice-enabled services other than from the SoundHound music identification app. Going forward, SoundHound expects monetization revenue to be generated through a combination of advertising revenue from the music identification app and, over time, from leads and transactions on voice-enabled products from voice-enabled services, which we expect will provide much more seamless opportunities for consumers to access goods and services that they covet as we further build out and scale the voice-enabled ecosystem.
We expect this disruptive, three-pillar business model will create a monetization flywheel; as more products integrate into our platform, more users will use it and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform and the cycle will perpetually continue and expand. This ecosystem increases adoption and increases our addressable market. While all three pillars contribute to our revenues today in 2023, the majority of the contribution is currently from our first pillar of royalties with only a small contribution from pillar three from our music identification app. Over time, the subscription and monetization portions are expected to grow and make a bigger contribution to our overall revenue.
Recent Developments
Synq3 Acquisition
In December 2023, we entered an Agreement and Plan of Merger (the "Acquisition") with a closing date of January 3, 2024 with Synq3, Inc. ("Synq3"), a leading provider of voice AI and other technology solutions to the restaurant industry, to acquire its issued and outstanding equity. The Company has incurred and will incur certain significant costs relating to the Acquisition, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. SoundHound’s acquisition of Synq3 is expected to expand its AI customer service solutions and create the largest Voice AI provider for restaurants. The combination will significantly extend its market reach to over 10,000 signed locations and accelerate the deployment of leading-edge generative AI capabilities to the industry — strengthening SoundHound’s leadership as the Company moves to rapidly roll out its proprietary AI solutions to restaurants across the U.S. and beyond. Together, with a total of more than 25 national and multinational chains, the highly complementary businesses will match nearly two decades of SoundHound AI innovation with decades of Synq3 industry expertise and established relationships.
Refer to the "Liquidity and Capital Resources" section for discussion on the purchase price and the Acquisition's impact on SoundHound's liquidity and refer to "Item 1A. Risk Factors" in this Form 10-K for a discussion regarding the risks associated with the Acquisition.
Sales Agreement
On July 28, 2023, we entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") pursuant to which we may offer and sell up to $150.0 million of shares of our Class A common stock to raise capital. Refer to the "Liquidity and Capital Resources" section for further detail on the Sales Agreement. Between January and February 2024, we raised additional funds from sales of Class A common stock under this agreement, selling 34,578,019 shares of our common stock at a weighted-average price of $3.37 per share and raising $116.4 million of gross proceeds.
Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business
SoundHound believes that its performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:
•Investments in Technology. Our business model since inception has been to invest in our technology in the form of dedicated research and development. We will continue to invest in the development of our software platform to deliver consumers with continually improving value and delight. Our investments include continuous enhancements to our technology we've developed over the last two decades, investments in data to help refine and improve our underlying algorithms and other costs to attract and retain a world-class technical workforce.
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
•Seasonality. Our ability to accurately forecast demand for our technology could be negatively affected by many factors, including seasonal demand. We anticipate that we will experience fluctuations in customer and user demand based on seasonality. For example, in the past, we have seen approximately one third of our revenue in the first half of the year with the remaining two thirds in the second half. Additionally, given that we address markets across several different industry verticals, the associated overall seasonality impact to us may not be consistent year-to-year.
•Development of International Markets. We have rapidly expanded our capabilities and global reach. For example, we have globalized our solution to include 25 languages. We view opportunities for conversational Voice AI to be global in reach, and we expect our growth to be fueled across multiple geographies.
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
SoundHound generates revenues through: (1) “Product Royalties,” meaning royalties from voice-enabled products which are driven by volume, usage or life of applicable products and are affected by number of devices, users and units of usage, (2) “Service Subscriptions,” meaning subscription revenues, derived from monthly fees based on usage-based revenue, revenue per query or revenue per user, and (3) “Monetization,” meaning revenues generated from focused ad targeting to users of products and services that employ our technologies. Currently, our monetization revenue is derived only from our music identification application primarily in the form of ad impression revenue — revenue generated when an ad is shown in our music identification app — and, to a lesser extent, affiliate revenue for referrals to music stores for content sales and downloads of our premium music application.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $12.7 million as of December 31, 2023. Given the applicable contract terms, $6.4 million is expected to be recognized as revenue within one year, $3.3 million is expected to be recognized between 2 to 5 years and the remainder of $3.0 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
Operating Expenses
We classify our operating expenses into the following five categories, which are cost of revenues, sales and marketing, research and development, general and administrative and restructuring. Excluding cost of revenues, each expense category includes overhead, including rent and related occupancy costs, which is allocated based on headcount. We plan to continue investing to support our go-to-market strategies and customer engagement, develop our current and future applications and support our operations as a public company. While our gross margin may continue to fluctuate in the near-term due to revenue contributions from varying product mixes, we expect it will stabilize as we continue to scale our business.

Cost of Revenues
SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses that are directly related to these revenue streams.
Sales and Marketing
Sales and marketing expenses consist of personnel-related costs of the sales and marketing team, promotional campaigns, advertising fees and other marketing related costs. Advertising costs are expensed to sales and marketing when incurred.
Research and Development
Our research and development expenses are our largest operating expense as we continue to develop our software platforms and produce new technological capabilities.
The costs of these activities consist primarily of personnel-related expenses, third-party consultants and costs associated with technological supplies and materials, along with other direct and allocated expenses such as facility costs, depreciation and other shared expenses. We expense research and development costs associated with the design and development of new products prior to the establishment of their technological feasibility in the periods in which they are incurred.
General and Administrative
General and administrative expenses consist of personnel-related costs, accounting and legal expenses, third-party consulting costs, insurance and allocated overhead including rent, depreciation and utilities.
Restructuring
Restructuring expenses consist of employee severance payments, employee benefits and share-based compensation related to reduced headcount from the Company's restructuring plan ("Restructuring Plan") announced in January 2023. Refer to the "Liquidity and Capital Resources" section and Note 10 to our consolidated financial statements included within this Annual Report on Form 10-K for more information.
Interest Expense
Interest expense consists of stated interest incurred on our outstanding convertible notes and term debt during the relevant periods, as well as the amortization of debt discounts and issuance costs over the life of the instruments or a shorter period if a lender can demand payment in the event certain events occur that are outside of the control of the Company.
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. Overall, the discounts from debt issuance costs result in an increased amount of interest expense over the amortization period.
Other Income (Expense), Net
Other income (expense), net consists of the change in fair value related to our derivative liability, interest income and other income (expense).
Provision for Income Taxes
Income tax expense includes federal, state and foreign taxes and is based on reported income before income taxes. We are in a cumulative loss position for tax purposes based on historical earnings. As of December 31, 2023, the Company had $395.5 million of U.S. federal and $109.4 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $306.8 million federal net operating loss carryforwards and $5.6 million state net operating loss carryforwards, which can be carried forward indefinitely.
The Company had federal and state research and development credit carryforwards of $14.4 million and $10.9 million, respectively, as of December 31, 2023. The federal credits will expire starting in 2029 if not utilized. The state credits can be carried forward indefinitely. The Company also had Canadian SR&ED tax credits of $1.7 million, which expire starting in 2038 if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. Our net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.
Results of Operations
The following table sets forth the significant components of our results of operations ($ in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Revenues	$45,873	$31,129	$14,744	47%
Operating expenses:
Cost of revenues	11,307	9,599	1,708	18%
Sales and marketing	18,893	20,367	(1,474)	(7)%
Research and development	51,439	76,392	(24,953)	(33)%
General and administrative	28,285	30,443	(2,158)	(7)%
Restructuring	4,557	—	4,557	100%
Total operating expenses	114,481	136,801	(22,320)	(16)%
Loss from operations	(68,608)	(105,672)	37,064	(35)%
Other expense, net:
Interest expense	(17,570)	(6,893)	(10,677)	155%
Other income (expense), net	1,155	(1,259)	2,414	(192)%
Total other expense, net	(16,415)	(8,152)	(8,263)	101%
Loss before provision for income taxes	(85,023)	(113,824)	28,801	(25)%
Provision for income taxes	3,914	2,889	1,025	35%
Net loss	$(88,937)	$(116,713)	$27,776	(24)%

The following table summarizes our gross profit and gross margin ($ in thousands):

	Year Ended December 31,		Change
	2023	2022	%
Revenues	$45,873	$31,129	47%
Cost of revenues	11,307	9,599	18%
Gross profit	$34,566	$21,530	61%
Gross margin	75%	69%	6%
Revenues
The following tables summarize our revenues by type and geographic regions ($ in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Product Royalties	$43,299	$28,447	$14,852	52%
Service Subscriptions	1,940	1,838	102	6%
Monetization	634	844	(210)	(25)%
	$45,873	$31,129	$14,744	47%

	Year Ended December 31,		Change
	2023	2022	$	%
Korea	$22,962	$14,530	$8,432	58%
United States	6,769	3,344	3,425	102%
Germany	5,950	4,134	1,816	44%
France	4,090	4,023	67	2%
Japan	3,707	3,866	(159)	(4)%
Other	2,395	1,232	1,163	94%
	$45,873	$31,129	$14,744	47%
Total revenues increased by $14.7 million, or 47%, in 2023 compared to 2022 which is principally due to an increase in Product Royalties revenue by $14.9 million, or 52%, during 2023 compared to 2022. The increase in Product Royalties during the year ended December 31, 2023 compared to during the year ended December 31, 2022 was the result of several factors. First, we recognized an increase of $2.8 million in edge solution ("Houndify Edge") minimum guarantee licensing revenue with a Korean automotive customer which is recognized upfront by the Company for units to be utilized over the life of the contract. Second, we recognized an increase in unit-based Product Royalties of $5.4 million with various customers in Korea. Third, we recognized $3.6 million in licensing revenues related to a non-recurring voice data licensing agreement with a semiconductor customer from the United States during the fourth quarter of 2023. The fourth increase in Product Royalties was principally due to a contract modification with a German automotive customer that resulted in additional professional services and reduced our estimated customer life, which led to a $1.9 million increase compared to the year ended December 31, 2022. Additionally, we recognized an increase of $1.0 million in unit-based Product Royalties for the same customer during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Service Subscriptions revenue increased by $0.1 million, or 6%. During the year ended December 31, 2022, the Company performed non-recurring engineering projects of $0.3 million related to a proof-of-concept project on the viability of the Company's voice-enabled solutions for the restaurant industry. We shifted our strategy towards the end of 2023 to directly grow our subscription-based offerings. During the year ended December 31, 2023, the Company increased its Service Subscriptions revenue with restaurants by $0.4 million which was a result of the growing demand for the Company's voice-enabled solutions and greater efficiency in shortening the lead time for our voice-solution to go live.

Monetization revenue decreased by $0.2 million, or 25% primarily due to the temporary shift of our marketing efforts towards other revenue streams.
Cost of Revenues
Cost of revenues increased by $1.7 million, or 18%, in 2023 compared to 2022. $2.3 million of the increase is related to increasing our sales of Houndify Edge solutions where certain premium versions carry fixed per unit costs. Additionally, personnel-related costs such as salaries and benefits increased by $0.3 million. The increase in cost of revenues was offset by cloud migration costs as we migrated our data hosting to a new cloud service provider, resulting in a decrease of $0.9 million in data center costs during the year ended December 31, 2023.
Gross margin increased to 75% during 2023 from 69% during 2022. Gross margin in 2023 benefited from a favorable product mix, as a number of our significant Product Royalties contracts for 2023 compared to 2022 provided higher margin products to customers as well. This was primarily driven by the contract modification with a German automotive customer that resulted in a reduction in our estimate of customer life during the year ended December 31, 2023, the voice data licensing agreement with a United States-based semiconductor customer, and a significant increase in royalties revenue related to a Korean automotive customer, all of which contributed positively to our margins due to insignificant direct costs. In addition, we experienced decreased data center costs, as described above, in 2023 compared to 2022 due to our cloud migration. Lastly, gross margin benefited from the overall scaling of our business. Gross margin in 2022 benefited from increased margins on the Houndify Edge solution delivered to a customer during the second half of 2022. Our gross margin may fluctuate in the near-term due to revenue contributions from varying product mixes.
Sales and Marketing
Sales and marketing expenses decreased by $1.5 million, or 7%, from $18.9 million in 2023 compared to $20.4 million in 2022. In 2022, we began growing these expenses to capture new market opportunities, particularly in the restaurant industry. We recalibrated our expenses in early 2023 and focused our demand generation, lead generation and customer conversion efforts with greater emphasis on high returns on investment. Part of this recalibration led to reductions in sales and marketing headcount as part of the Restructuring Plan. Employee compensation and other benefits expense, consisting primarily of salaries and stock-based compensation expense, were reduced by $1.1 million. We also reduced our external sales and marketing activities, leading to decreases of $0.6 million in consulting fees, $0.2 million in legal fees, $0.1 million in dues and subscriptions and $0.1 million in advertising costs. The decrease was partially offset by increased information technology and facility allocations of $0.7 million due to higher proportion of sales and marketing personnel as a percentage of total headcount.
Research and Development
Research and development expenses decreased by $25.0 million, or 33%, in 2023 compared to 2022. The decrease is primarily due to a reduction in employee headcount and other cost reduction measures applied as part of the Restructuring Plan. Employee compensation and other benefits expense, consisting primarily of salaries and stock-based compensation expense, reduced by $20.3 million. We also reduced spending on consulting fees by $4.0 million in 2023. Further, we reduced our spending on information technology and facility allocations, depreciation and amortization expense and travel costs by $0.9 million, $0.7 million and $0.2 million, respectively. The decrease was partially offset by increased legal fees and rent and lease expense of $0.4 million and $0.6 million, respectively.
General and Administrative
General and administrative expenses decreased by $2.2 million, or 7%, in 2023 compared to 2022. Employee compensation and other benefits expense, consisting primarily of salaries and stock-based compensation expense, were reduced by $4.6 million. The decrease is primarily due a reduction in employee headcount and other cost reduction measures applied as part of the Restructuring Plan. Further contributors to the reduction in general and administrative expenses include reductions of $0.4 million in consulting fees, $0.4 million in insurance, and $0.9 million in other business taxes. The decrease was partially offset by increases of $2.6 million and $1.4 million in legal and professional fees and offices expenses, respectively, as we continue to operate as a public entity. We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.

Restructuring
Restructuring expense was $4.6 million for the year ended December 31, 2023 as a result of the Restructuring Plan. This consisted of $0.8 million of sales and marketing costs, $3.5 million of research and development costs and $0.3 million of general and administrative costs. Refer to "Liquidity and Capital Resources" for additional information.
Interest Expense
Interest expense increased by $10.7 million, or 155%, in 2023 compared to 2022. The increase in interest expense is primarily attributable to the Senior Secured Term Loan Credit Agreement with ACP Post OAK Credit II LLC (the "Term Loan") executed in April 2023, which resulted in $9.9 million of interest expense in 2023. Further, $5.4 million was incurred from the amortization of the debt discount, Lender Fees and issuance cost in 2023. The Term Loan resulted in higher interest expense in 2023 compared to the Company's 2021 note payable ("SVB March 2021 Note") and 2021 convertible note ("SCI June 2021 Note") in 2022, which were terminated at the time that the Term Loan was obtained. Comparatively, in 2022, we incurred approximately $4.3 million of interest expense and approximately $1.9 million of amortization of debt discount and issuance costs.
Other Income (Expense), Net
The following table summarizes our other income (expense), net by type ($ in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Interest income	$2,866	$390	$2,476	635%
Change in fair value of derivative and warrant liability	—	(606)	606	*
Loss on change in fair value of ELOC program	(1,901)	(1,075)	(826)	77%
Other income, net	190	32	158	493%
Total other income (expense), net	$1,155	$(1,259)	$2,414	(192)%

*    Not meaningful
Interest Income
Interest income increased by $2.5 million, or 635%, in 2023 compared to 2022. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during 2023 as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the year ended December 31, 2023.
Loss on Change in Fair Value of Equity Line of Credit Program
The Company recorded changes in the fair value of the derivative liability associated with the ELOC (as defined below) of $1.9 million and $1.1 million respectively, for the years ended December 31, 2023 and 2022 as other income (expense), net on its consolidated statements of operations and comprehensive loss. This decrease in fair value is driven by the sale in 2023 of the remaining number of shares available for sale under the ELOC Program, as shares were sold at a purchase price equal to 97% of the volume weighted average stock price for a given purchase date.
Provision for Income Taxes

($ in thousands)	Year Ended December 31,		Change
	2023	2022	$	%
Provision for income taxes	$3,914	$2,889	$1,025	35%
Provision for income taxes increased by $1.0 million, or 35%, in 2023 compared to 2022. The increase was primarily attributable to increased withholding tax from foreign customers and foreign taxes as we experienced increased sales outside of the United States in 2023 compared to 2022.

Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of December 31, 2023 was $95.3 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, sales of common stock under our Sales Agreement (as defined below) and available credit through our Term Loan (as defined below). However, our projections of future cash needs and cash flows may differ from historical results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2024 or thereafter through sales of our equity securities (including through our currently active Sales Agreement) or through bank credit facilities or public or private debt from various financial institutions where possible, though the availability of such funding, and applicable terms, will be dependent on prevailing market conditions.
If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.
The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sources and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, which are sourced primarily from the Term Loan, and marketable securities. The primary uses of cash include the funding of operating expenses, as well as debt service obligations.
The following table presents our material cash requirements for future periods:

	Year Ended December 31,
	2024	Thereafter	Total
Term Loan	$—	$100,000	$100,000
Cash interest payable on the Term Loan	13,874	31,576	45,450
Lender Fees payable on the Term Loan	7,280	10,400	17,680
Cloud service provider agreement	11,000	78,000	89,000
Operating leases	3,250	3,126	6,376
Finance leases	122	12	134
Total material cash requirements	$35,526	$223,114	$258,640
Synq3 Acquisition
On January 3, 2024, the Company acquired all of the issued and outstanding equity of Synq3 for total consideration of approximately $5.0 million in cash, subject to customary net working capital adjustments, and 8,968,610 shares of the Company's Class A common stock. The Company has agreed to pay up to $4.0 million of additional consideration in cash and shares of the Company’s Class A common stock to certain stockholders of Synq3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026, of which 20% is to be paid in cash and the remaining in the Company's Class A common stock. The stock consideration was based on a reference value of $2.23 per share upon the execution of the merger agreement dated December 6, 2023. In connection with the closing, approximately $0.5 million of additional consideration in cash and 1,179,524 shares of our Class A common stock are being withheld for a period of 15 months to partially secure the indemnification obligations of Synq3 stockholders under the merger agreement.
Sales Agreement
On July 28, 2023, we entered into the Sales Agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell up to $150.0 million of shares of our Class A common stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A common stock, if any, under the Sales Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We will pay the Sales Agents commission for their services in acting as agent in the sale of our Class A common stock. The Sales Agents are entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We have also agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount not to exceed $75 thousand in the aggregate in connection with the execution of the Sales Agreement.
During the year ended December 31, 2023, the Company sold 5,805,995 shares of our Class A common stock under the Sales Agreement at a weighted-average price of $2.19 per share and raised $12.7 million of gross proceeds. In January and February 2024, we raised additional funds from sales of Class A common stock under this agreement, selling 34,578,019 shares of our common stock at a weighted-average price of $3.37 per share and raising $116.4 million of gross proceeds.
Equity Line of Credit (ELOC)
On August 16, 2022, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (“CFPI”). Pursuant to the Common Stock Purchase Agreement, the Company, had the right to sell to CFPI up to the lesser of (i) 25,000,000 shares of Class A common stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement at a purchase price equal to 97% of the volume weighted average stock price for a given purchase date (the "ELOC Program" or "ELOC"). On February 14, 2023, the Company’s Registration Statement on Form S-1 registering the resale of the ELOC shares was declared effective. In connection with the execution of the Common Stock Purchase Agreement and the side letter on February 14, 2023, the Company issued 250,000 shares of Common Stock (the “Initial Commitment Shares”) and an additional cash commitment fee of $0.3 million.
As of December 31, 2023, we have sold the entirety of the 25,000,000 shares under the ELOC Program for aggregate proceeds of approximately $71.7 million, with the volume weighted average stock price of shares purchased by the Counterparty ranging from $1.75 to $4.26 per share. We utilized proceeds from the ELOC for working capital and other general corporate purposes.
Series A Preferred Stock
On January 20, 2023, we entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A convertible preferred stock with a par value of $0.0001 per share (the “Series A Preferred Stock”), raising approximately $25.0 million in cash proceeds. The Series A Preferred Stock is not mandatorily redeemable. Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the liquidation preference per share ("Liquidation Preference") at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024.
The holders of Series A Preferred Stock are entitled to cumulative dividends payable for such share at the rate of 14% per annum, compounding semi-annually to Liquidation Preference on January 1 and July 1 of each year. During the year ended December 31, 2023, the Company recorded $2.8 million of cumulative dividends attributable to Series A Preferred Stock holders, all of which were paid in shares. The Company may also elect to pay any dividend in cash in lieu of accretion to Liquidation Preference if permitted under the agreements and instruments governing its outstanding indebtedness at such time.
The Purchase Agreements contain customary representations, warranties and covenants. The shares of Series A Preferred Stock were issued and sold in a private placement exempt from the registration requirements of the Securities Act. The Company does not intend to register the shares of Series A Preferred Stock or the underlying Series A common stock for resale under the Securities Act.
Restructuring
On January 5, 2023, SoundHound announced the Restructuring Plan, which intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The costs associated with the Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations and comprehensive loss as incurred. During the year ended December 31, 2023, we recorded $4.6 million of restructuring expenses in connection with the Restructuring Plan, of which $1.4 million were cash payments. The Restructuring Plan was complete as of December 31, 2023.
Business Combination
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
Cash proceeds of the Business Combination were funded through a combination of $5.4 million in cash held in trust by ATSP (following satisfaction of redemptions by public stockholders) with 532,050 shares of SoundHound AI Class A common stock remaining outstanding, and $113.0 million in aggregate gross proceeds from PIPE investors in exchange for 11,300,000 shares of SoundHound Class A Common Stock that closed substantially contemporaneously with the Closing of the Business Combination. The combined company incurred $27.7 million of expenses related to the transaction. After giving effect to these transactions, SoundHound received $90.7 million in net proceeds, which were intended to be used for general corporate purposes, including investments in sales, marketing and advancement of product development, but which may also be used to acquire other companies in the Voice AI industry.
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

Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short- and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. See Note 7, Note 9 and Note 15 to our consolidated financial statements included within this Annual Report on Form 10-K for more information.
Debt Financing
On April 14, 2023 ("Term Loan Closing Date"), the Company entered into a Senior Secured Term Loan Credit Agreement ("Credit Agreement") with ACP Post Oak Credit II LLC, as Administrative Agent and Collateral Agent for the Lenders (the “Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million, the entirety of which was funded on the closing date of the arrangement. The Credit Agreement also permits the Company to request additional commitments of up to $25.0 million in the aggregate. In addition, the Company is obligated to pay incremental lender fees, beginning on the Term Loan Closing Date, equal to initially 3.5% of the principal amount of the Term Loans, decreasing to 2.5% after the 18-month anniversary, semi-annually (the “Lender Fees”) to provide a collateral protection insurance policy on behalf of the Lenders. The Lender Fees are effectively additional fees payable to the Lenders as the Lenders are the sole beneficiary of the insurance policy and is therefore being recognized as interest expense over the term of the Term Loan based on the effective interest method. The Company used the proceeds from the Term Loan to (i) repay outstanding amounts equal to approximately $30.0 million under the Company’s existing loan facilities, (ii) fund an escrow account on the Term Loan Closing Date in the name of the Agent for an amount equal to the first four interest payments, (iii) pay certain fees and expenses incurred in connection with entering into the Credit Agreement, and (iv) fund the Lender Fee, together with related taxes, with the remaining proceeds to be used to fund growth investments and for general corporate purposes as permitted under the Credit Agreement.
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the secured overnight financing rate (“SOFR”) plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Adjustable Rate (as defined in the Credit Agreement) plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of December 31, 2023, the interest rate was approximately 14.0%. Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal payments prior to the Maturity Date.
Note Repayment
Concurrently with the Company’s entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note and the SVB March 2021 Note. In connection with the SCI June 2021 Note prepayment, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.5 million, (ii) a prepayment premium of approximately $0.2 million and (iii) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in interest expense in the consolidated statements of operations and comprehensive loss. In connection with the SVB March 2021 Note prepayment, the Company paid a total of $18.5 million, which consisted of (i) the remaining principal amount outstanding of $18.1 million, (ii) a prepayment premium of $0.3 million, (iii) accrued and unpaid interest of $0.1 million and (iv) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in interest expense in the consolidated statements of operations and comprehensive loss.

Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(68,265)	$(94,019)
Net cash used in investing activities	(392)	(1,329)
Net cash provided by financing activities	168,237	82,001
Effects of exchange rate changes on cash	(20)	—
Net change in cash, cash equivalents, and restricted cash equivalents	$99,560	$(13,347)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $68.3 million during 2023 compared to $94.0 million during 2022. The $25.7 million decrease in cash used in operating activities was primarily due to our decreased net loss (refer to the "Results of Operations"), adjusted for non-cash expenses, including stock-based compensation and depreciation and amortization. We experienced a significant increase in our contract assets balance of $19.6 million due to significant licensing revenue transactions where we recognize revenue upfront upon delivery of intellectual property with cash payments occurring in future periods. This difference in timing between revenue recognition and cash collection decreased the amount of cash available for operations.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.4 million during 2023 compared to $1.3 million during 2022. The $0.9 million decrease in cash used in investing activities was driven by reduced purchases of property and equipment during 2023.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $168.2 million during 2023 compared to $82.0 million during 2022. The $86.2 million increase in cash provided by financing activities was primarily due to the $85.1 million in net proceeds from the issuance of the Term Loan, $71.6 million in net proceeds from sales of Class A common stock under the ELOC program, and $25.0 million in proceeds from the issuance of Series A Preferred Stock in 2023. These multiple capital fundraising activities in 2023 led to increased cash flows when compared to the net proceeds of $90.7 million received from the Business Combination in 2022. Increases to cash flows provided by financing activities in both 2023 and 2022 were offset by the repayment of outstanding notes payable in both years.
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
Revenue Recognition
We recognize revenue with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers. We primarily derive revenue from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization, and (4) licensing. We apply significant judgement in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.
Hosted Services
Hosted services, along with non-distinct customization, integration, maintenance and support professional services, allow customers to access the Houndify platform over the contract period without taking possession of the software. The contract terms of hosted services range from one to twenty years.
The Company has determined that the hosted services arrangements are a single performance obligation comprised of a series of distinct services, since each day of providing access to hosted services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided. These services are provided either on a usage basis (i.e., variable consideration) or on a fixed fee subscription basis. The Company recognizes revenue as each distinct service period is performed.
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
•Industry standards;
•Major product groupings; and
•Gross margin objectives and pricing practices, such as contractually stated prices, discounts offered and applicable price lists.
These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.
Common Stock Offerings
We enter into certain agreements to sell common stock with counterparties to further support our growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital and for general corporate purposes. We evaluate our common stock purchase agreements to determine whether they are indexed to our own common stock, and therefore whether they should be accounted for as derivatives with changes in fair value as other income (expense), net in the consolidated statement of operations and comprehensive loss in the period in which they occur. We subsequently assess the changes in the fair value of the derivative liability and record these changes through profit or loss in the consolidated statements of operations and comprehensive loss.
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
Recent Accounting Pronouncements
See Note 2 of our notes to the consolidated financial statements included within this Annual Report on Form 10-K for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings. Refer to "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
As of December 31, 2023, the Company had total borrowings of $100.0 million outstanding with an interest rate of 14.0%. With all other variables remaining constant, an increase in the short-term interest rate of 1 percent would result in an increase in the annual interest expense of approximately $1.0 million. Refer to Note 9: Convertible Notes and Note Payable for additional information related to the Company’s debt.
Foreign Exchange Risk
Our consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $0.5 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SoundHound AI, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of SoundHound AI, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment due to insufficient oversight of activities related to internal control over financial reporting due to lack of an appropriate level of experience and training commensurate with the Company’s financial reporting requirements, (ii) effective controls to respond to changes to the risks of material misstatement to financial reporting which resulted in the Company not designing and maintaining effective controls related to substantially all accounts and disclosures, (iii) effective controls to verify appropriate accounting for complex financing transactions, (iv) effective controls to verify appropriate segregation of duties, including assessment of incompatible duties and addressing conflicts on a timely basis, and (v) effective controls over certain information technology general controls over information systems that are relevant to the preparation of the Company’s financial statements, including not maintaining user access controls, program change management controls, and computer operations controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

As described in Notes 2 and 4 to the consolidated financial statements, the Company derives its revenue primarily from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization and (4) licensing. Contracts are accounted for by management when the parties have approved and committed to the contract, the rights of the parties and payment terms are identifiable, the contract has commercial substance and collectability of consideration is probable. Revenues are generally recognized upon the transfer of control of promised products or services provided to customers, reflecting the amount of consideration the Company expects for those products or services. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. The Company’s consolidated revenues for the year ended December 31, 2023 were $45.9 million.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are (i) the significant judgment by management in identifying and evaluating any terms and conditions in contracts with customers which may impact revenue recognition and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to revenue recognition. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified; (ii) obtaining an understanding of management’s process for identifying and evaluating terms and conditions in contracts, including evaluating management’s determination of the impact of those terms and conditions on revenue recognition; (iii) testing, on a sample basis, (a) the completeness and accuracy of management’s identification and evaluation of terms and conditions by examining contracts and (b) revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of delivery, and subsequent cash receipts; (iv) testing, on a sample basis, the timing of recognition of revenue transactions; and (v) testing, on a sample basis, the determination of the standalone selling price of performance obligations and testing the completeness and accuracy of the underlying data used by management in determining standalone selling price of performance obligations.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 1, 2024
We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SoundHound AI, Inc.
Santa Clara, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SoundHound AI, Inc. (the "Company") as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, consolidated statements of redeemable convertible preferred stock and stockholders' deficit, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2022 , and the related notes (collectively, referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ ArmaninoLLP
San Jose, California

We have served as the Company's auditor since 2020. In 2023, we became the predecessor auditor.

March 28, 2023, except for the effects of the tables reflecting the impact of the revisions as of and for the year ended December 31, 2022 discussed in Note 20 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2023 annual Report (Form 10-K), as to which the date is March 1, 2024.

SOUNDHOUND AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$95,260	$9,245
Accounts receivable, net of allowances of $203 and $109 as of December 31, 2023 and 2022, respectively	4,050	3,414
Prepaid expenses	924	2,514
Contract assets and unbilled revenue, net	11,780	1,671
Other current assets	1,528	859
Total current assets	113,542	17,703
Restricted cash equivalents, non-current	13,775	230
Right-of-use assets	5,210	8,119
Property and equipment, net	1,515	3,447
Deferred tax asset	11	55
Contract assets and unbilled revenue, non-current, net	16,492	7,041
Other non-current assets	577	1,391
Total assets	$151,122	$37,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,653	$2,798
Accrued liabilities	13,884	8,537
Operating lease liabilities	2,637	3,282
Finance lease liabilities	121	160
Income tax liability	1,618	1,314
Deferred revenue	4,310	5,812
Notes payable	—	16,668
Total current liabilities	24,223	38,571

Operating lease liabilities, net of current portion	3,089	5,715
Deferred revenue, net of current portion	4,910	7,543
Notes payable, net of current portion	84,312	18,299
Other non-current liabilities	6,420	4,423
Total liabilities	122,954	74,551
Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 475,005 and 0 shares issued and outstanding, aggregate liquidation preference of $16,227 and $— as of December 31, 2023 and December 31, 2022, respectively	14,187	—
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 216,943,349 and 160,297,664 shares issued and outstanding as of December 31, 2023 and 2022, respectively	22	16
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 37,485,408 and 39,735,408 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	4
Additional paid-in capital	606,135	466,857
Accumulated deficit	(592,379)	(503,442)
Accumulated other comprehensive income	$199	—
Total stockholders’ equity (deficit)	28,168	(36,565)
Total liabilities and stockholders’ equity (deficit)	$151,122	$37,986
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$45,873	$31,129	$21,197
Operating expenses:
Cost of revenues	11,307	9,599	6,585
Sales and marketing	18,893	20,367	4,240
Research and development	51,439	76,392	59,178
General and administrative	28,285	30,443	16,521
Restructuring	4,557	—	—
Total operating expenses	114,481	136,801	86,524
Loss from operations	(68,608)	(105,672)	(65,327)

Other expense, net:
Interest expense	(17,570)	(6,893)	(8,342)
Other income (expense), net	1,155	(1,259)	(5,415)
Total other expense, net	(16,415)	(8,152)	(13,757)
Loss before provision for income taxes	(85,023)	(113,824)	(79,084)
Provision for income taxes	3,914	2,889	456
Net loss	(88,937)	(116,713)	(79,540)
Cumulative dividends attributable to Series A Preferred Stock	(2,774)	—	—
Net loss attributable to SoundHound common shareholders	(91,711)	(116,713)	(79,540)

Other comprehensive loss:
Unrealized gains on investments	199	—	1
Comprehensive loss	$(91,512)	$(116,713)	$(79,539)

Net loss per share:
Basic and diluted	$(0.40)	$(0.74)	$(1.18)

Weighted-average common shares outstanding:
Basic and diluted	229,264,904	157,317,695	67,255,538
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,132,387	$273,687	11,818,761	$1	0	$—	0	$—	0	$—	$30,836	$(1)	$(307,189)	$(276,353)
Retroactive application of Business Combination	87,171,583	—	53,849,015	—	—	—	—	—	—	—	—	—	—	—
Adjusted Balances, beginning of period	106,303,970	$273,687	65,667,776	$1	—	$—	—	$—	—	$—	$30,836	$(1)	$(307,189)	$(276,353)
Issuance of common stock upon exercise of stock options	—	—	2,590,780	—	—	—	—	—	—	—	2,490	—	—	2,490
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	3,843	—	—	3,843
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,322	—	—	6,322
Issuance of redeemable convertible Series C preferred stock upon net exercise of Series C Warrants	645,356	5,816	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(79,540)	(79,540)
Balances as of December 31, 2021	106,949,326	$279,503	68,258,556	$1	$—	0	$—	$—	$—	$—	$43,491	$—	$(386,729)	$(343,237)

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options	—	—	2,582,535	—	—	0	—	—	—	—	2,840	—	—	2,840
Net exercise of outstanding warrants	—	—	673,416	—	—	0	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	0	—	—	—	—	20,239	—	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	(279,503)	(73,561,334)	(1)	—	0	140,114,060	14	40,396,600	4	279,486	—	—	279,503
PIPE financing	—	—	—	—	—	0	11,300,000	1	—	—	86,584	—	—	86,585
Issuance of Class A common shares pursuant to the Business Combination	—	—	—	—	—	0	4,693,050	1	—	—	4,105	—	—	4,106
Issuance of Class A common shares upon conversion of Class B common shares	—	—	—	—	—	0	661,192	—	(661,192)	—	—	—	—	—
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	—	0	1,013,171	—	—	—	1,320	—	—	1,320

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Class A common shares upon vesting of restricted stock units	—	—	—	—	—	0	2,516,191	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	0	—	—	—	—	28,792	—	—	28,792
Net loss	—	—	—	—	—	0	—	—	—	—	—	—	(116,713)	(116,713)
Balances as of December 31, 2022	—	—	—	—	0	$—	160,297,664	16	39,735,408	4	466,857	—	(503,442)	$(36,565)
Issuance of common stock under the ELOC program	—	—	—	—	—	—	25,000,000	4	—	—	73,762	—	—	73,766
ELOC program fee settled in common stock	—	—	—	—	—	—	250,000	—	—		915	—	—	915
Issuance of common stock under the Sales Agreement	—	—	—	—	—	—	5,805,995	1	—	—	12,411	—	—	12,412
Issuance of Series A Preferred Stock	—	—	—	—	835,011	24,942	—	—	—	—	—	—	—	24,942
Issuance of Class A common shares upon conversion of Class B common shares	—	—	—	—	—	—	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of Class A common shares upon conversion of Series A Preferred Stock					(360,006)	(10,755)	11,597,654	1	—	—	10,754	—	—	—

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	—	—	3,585,829	—	—	—	8,506	—	—	8,506
Issuance of Class A common shares upon vesting of restricted stock units	—	—	—	—	—	—	7,678,184	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	4,136	—	—	4,136
Issuances of ESPP	—	—	—	—	—	—	478,023	—	—	—	863	—	—	863
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	27,931	—	—	27,931
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(88,937)	(88,937)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	199		199
Balances as of December 31, 2023	—	$—	—	$—	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$199	$(592,379)	$28,168
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(88,937)	$(116,713)	$(79,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,313	4,037	5,502
Stock-based compensation	27,931	28,792	6,322
Loss on change in fair value of ELOC program	1,901	1,075	—
Change in fair value of derivative and warrant liability	—	606	4,920
Amortization of debt issuance costs	5,400	2,287	4,746
Non-cash lease amortization	3,346	3,189	3,586
Loss on debt extinguishment	837	—	—
Foreign currency gain/loss from remeasurement	143
Deferred income taxes	30	2,127	112
Other, net	93	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(627)	(1,354)	1,515
Prepaid expenses	1,590	(1,238)	(168)
Other current assets	(821)	299	(917)
Contract assets	(19,578)	(8,658)	—
Other non-current assets	671	(274)	(1,470)
Accounts payable	(1,162)	302	424
Accrued liabilities	4,266	116	3,671
Operating lease liabilities	(3,657)	(3,912)	(3,565)
Deferred revenue	(4,135)	(7,646)	(10,281)
Other liabilities	2,131	2,946	(1,034)
Net cash used in operating activities	(68,265)	(94,019)	(66,177)

Cash flows from investing activities:
Purchases of property and equipment	(392)	(1,329)	(636)
Net cash used in investing activities	(392)	(1,329)	(636)

Cash flows from financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	24,942	—	—
Proceeds from sales of common stock under the ELOC program, net of issuance cost	71,615	—	—
Proceeds from sales of common stock under the Sales Agreement	12,412	—	—
Proceeds from issuance of debt, net of issuance costs	85,087	—	44,738
Proceeds from the issuance of common stock	9,369	4,160	2,490
Proceeds from Business Combination and PIPE, net of transaction costs	—	90,689	—
Payments on notes payable	(35,029)	(11,545)	—
Payments on finance leases	(159)	(1,303)	(2,575)
Net cash provided by financing activities	168,237	82,001	44,653
Effects of exchange rate changes on cash	(20)	—	—
Net change in cash, cash equivalents, and restricted cash equivalents	99,560	(13,347)	(22,160)
Cash, cash equivalents, and restricted cash equivalents, beginning of year	9,475	22,822	44,982
Cash, cash equivalents, and restricted cash equivalents, end of year	$109,035	$9,475	$22,822

Reconciliation to amounts on the consolidated balance sheets:
Cash and cash equivalents	$95,260	$9,245	$21,626
Current portion of restricted cash equivalents	—	—	460
Non-current portion of restricted cash equivalents	13,775	230	736
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$109,035	$9,475	$22,822

SOUNDHOUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Year Ended December 31, 2023 and 2022
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,984	$4,364	$2,631
Cash paid for income taxes	$2,356	$1,044	$263

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock	$10,755	$—	$—
Debt discount through issuance of common stock warrants	$4,136	$—	$4,367
Issuance of common stock to settle commitment shares related to the ELOC program	$915
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$—	$279,503	$—
Conversion of convertible note into common stock pursuant to Business Combination	$—	$20,239	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$650	$3,422
Operating lease liabilities and right-of-use assets through adoption of ASC 842	$—	$—	$11,428
Issues of series C redeemable convertible preferred stock for exercise of warrants	$—	$—	$5,816
Property and equipment acquired under finance leases or debt	$—	$—	$584
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION
Nature of Operations
SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound” or the “Company”) turns sound into understanding and actionable meaning. SoundHound’s technology applications enable humans to interact with the things around them in the same way they interact with each other: by speaking naturally to mobile phones, cars, televisions, music speakers, coffee machines, and every other part of the emerging “connected” world. SoundHound's voice AI platform enables product creators to develop their own voice interfaces with their customers. The SoundHound Chat AI voice assistant allows businesses and brands to provide a next-generation voice experience for their users, seamlessly integrating Generative AI and a mix of real-time information domains. Houndify is an open-access platform that allows developers to leverage SoundHound's Voice AI technology. We have developed a range of proprietary technologies on our voice AI platform, including Speech-to-Meaning, Deep Meaning Understanding, Collective AI, Dynamic Interaction and SoundHound Chat AI. The SoundHound music app allows customers to identify and play songs by singing or humming into the smartphone’s microphone, or by identifying the sound playing in the background from external sources. We also provide edge, cloud and hybrid connectivity solutions that allow brands to optimize their voice-enabled products and devices with options ranging from fully-embedded to exclusively cloud-connected.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $88.9 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $592.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of December 31, 2023 was $95.3 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Refer to Note 21 for information regarding the Company's equity financing activity subsequent to December 31, 2023. The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the years ended December 31, 2023, 2022 and 2021, the Company recognized net losses/(gains) related to foreign currency transactions and remeasurements of $0.5 million, $0.7 million and $0.5 million, respectively, in the consolidated statements of operations as other expense, net.
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
When the Company records customer receivables and contract assets arising from revenue transactions, an allowance is recorded for credit losses for the current expected credit losses ("CECL") inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.
The Company estimates expected credit losses based on relevant information about past events, including historical experience, payment terms, environmental and industry factors, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may materially affect the estimates of expected credit losses.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated useful lives of the Company’s property and equipment are as follows:

Computer equipment	3 – 4 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of useful life or the term of the lease
Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred.
Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2023, there have been no such impairments.
Leases
We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use ("ROU") assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives, as applicable. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. The Company has lease agreements with lease and nonlease components. The Company elected to not separate lease and nonlease components for its asset class of equipment.
Segment Information
The Company has determined that the Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews discrete financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reportable segment.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company’s cash equivalents consist of treasury bills and money market funds. The treasury bills are treated as available-for-sale securities. Cash equivalents are measured and reported at fair value using quoted prices in active markets for similar securities. The deposits exceed federally insured limits. Changes in fair value for cash equivalents classified as available for sale securities are recorded to other comprehensive loss.
As of December 31, 2023, available-for-sale securities consisted of U.S. treasury bills and government bonds with original maturities of three months or less. As of December 31, 2022, the Company did not have any available-for-sale securities.
Restricted Cash

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s restricted cash were established according to the requirements under the Credit Agreement (as defined in Note 9) and leases for the Company’s corporate headquarters, data center and sales office and are subject to certain restrictions. Restricted cash is classified as current or non-current on the consolidated balance sheets based on the expected duration of the restriction. Non-current restricted cash relates to interest that is required to be held in escrow in an amount equal to the minimum required balance defined in the Credit Agreement.
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

As of December 31, 2023, accounts receivable balances due from Customer A, C, and E accounted for 40%, 32% and 15% of the Company’s consolidated accounts receivable balance, respectively. As of December 31, 2022, accounts receivable balances due from Customer A and C accounted for 49% and 26% of the Company’s consolidated accounts receivable balance, respectively.

As of December 31, 2023, unbilled receivables from Customer A, B, and C accounted for 59%, 16% and 11% of the Company’s consolidated unbilled receivables balance, respectively. As of December 31, 2022, unbilled receivables from Customer A, B, and C accounted for 31%, 19% and 28% of the Company’s consolidated unbilled receivables balance, respectively.

For the year ended December 31, 2023, Customer A and B accounted for 49% and 13% of the revenue, respectively. For the year ended December 31, 2022, Customer A, C and D accounted for 42%, 13% and 12% of revenue, respectively. For the year ended December 31, 2021, Customer C, D and F accounted for 12%, 18% and 31% of revenue, respectively.
Common Stock Offerings
The Company enters into certain agreements to sell common stock with counterparties through the Equity Line of Credit ("ELOC") and the Sales Agreement (as defined in Note 13) to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. The Company evaluates its common stock purchase agreements to determine whether they should be accounted for as derivatives with changes in fair value as other income (expense), net in the period in which they occur.
Equity Issuance Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity-classified financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company elected the practical expedient to recognize the incremental costs of obtaining a contract including sales commissions as an expense when incurred if the amortization period of such incremental cost would otherwise have been one year or less. Sales commissions are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Research and Development
The Company’s research and development costs are expensed as incurred. These costs include salaries and other personnel related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility.
Warrants
The Company determines whether to classify contracts, such as warrants, that may be settled in its own stock as equity of the entity or as a liability. An equity-linked financial instrument must be considered indexed to the Company’s own stock to qualify for equity classification. The Company classifies warrants as liabilities for any contracts that may require a transfer of assets. Warrants classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized as other income (expense), net in the consolidated statements of operations.
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
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. There has been no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2023.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation, except for restricted stock unit awards (“RSUs”) with vesting conditions tied to certain performance criteria ("Performance-Based RSUs"). Stock-based compensation costs for Performance-Based RSUs are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed, except for awards subject to a market condition, The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan ("ESPP") shares. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of the awards, including the expected term of the award and the price volatility of the underlying stock. The Company calculates the fair value of the awards granted by using the Black-Scholes option-pricing model with the following assumptions:
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
Restricted Stock Units
The Company issues RSUs to grantees as compensation for services. The fair value of the RSUs is determined at the grant date based on the fair value of the Company’s Class A Common Stock and for RSUs with service conditions only, is recognized straight-line over the service period.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Series A Preferred Stock, stock options, ESPP shares, RSUs and warrants are considered to be potentially dilutive securities. See Note 14 for further information.
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
The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company's participating securities contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities.
Recent Accounting Pronouncements — Adopted
The Company continually assess any ASUs or other new accounting pronouncements issued by the FASB to determine their applicability and impact. Where it is determined that a new accounting pronouncement will result in a change to the Company's financial reporting, the Company takes the appropriate steps to ensure that such changes are properly reflected in the consolidated financial statements or notes thereto.
In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (“Topic 326”), Targeted Transition Relief, which amends the transition guidance for ASU 2016-13. The ASU provides entities with the option to irrevocably elect the fair value option in Subtopic 825-10 on an instrument-by-instrument basis. ASU 2019-10 and ASU 2016-13 are effective for years beginning after December 15, 2022, with early adoption permitted. The Company adopted the standard on January 1, 2023. ASU 2016-13 did not result in any material impact on the Company's consolidated financial statements and related disclosures.
Recent Accounting Pronouncements — Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
NOTE 3. BUSINESS COMBINATION
As discussed in Note 1, on April 26, 2022, the Business Combination was consummated. Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation (the “certificate of incorporation”), the Company is authorized to issue 500,000,000 shares of capital stock consisting of 455,000,000 shares of Class A Common Stock, 44,000,000 shares of Class B Common Stock, and 1,000,000 shares of preferred stock. All stock has a par value of $0.0001 per share. The holders of Class A Common Stock are entitled to one vote for each share of Class A Common Stock held and the holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as one class, other than on certain specific matters described in the Company's certificate of incorporation.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company derives its revenue primarily from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization, and (4) licensing. Revenues are reported net of applicable sales and use taxes that are passed through to customers. The Company applies significant judgement in identifying and evaluating any terms and conditions in contracts which impact revenue recognition.
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
The Company has determined that the hosted services arrangements are a single performance obligation comprised of a series of distinct services, since each day of providing access to hosted services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided. These services are provided either on a usage basis (i.e., variable consideration) or on a fixed fee subscription basis. The Company recognizes revenue as each distinct service period is performed.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates and is based on input and output measures. During the year ended December 31, 2023, $7.4 million of professional service revenue was recognized over time, with the remaining $0.9 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the year ended December 31, 2022, $2.2 million of professional service revenue was recognized over time, with the remaining $2.0 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the year ended December 31, 2021, $2.4 million of professional service revenue was recognized over time, with the remaining $4.7 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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
Licensing
The Company licenses voice solutions that are embedded in customer's products. Licensing revenues are a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are based on royalty models with a combination of minimum guarantees and per unit pricing. Royalty periods are generally subsequent to when control of the license passes to the customer. The Company records licensing revenue as a usage-based royalty from customers’ usage of intellectual property in the same period in which the underlying sale occurs. For royalty arrangements that include fixed considerations related to a minimum guarantee from a customer, the fixed consideration allocated to the license is recognized when the control of the license passes to the customer. The Company provides assurance-type warranty services and to date, post-contract support has been an immaterial performance obligation within the context of the contract.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discount and contract type, in instances where the SSP is not directly observable, the Company estimates SSP by considering the following factors:
•Costs of developing and supplying each performance obligation;
•Industry standards;
•Major product groupings; and
•Gross margin objectives and pricing practices, such as contractually stated prices, discounts offered and applicable price lists.
These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.
The Company's long-term contracts do not have significant financing components, as there is generally payment and performance in each year of the contract. The Company has elected the practical expedient to not adjust promised amounts of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. If there is a period of one year or longer between the transfer of promised services and payment, it is generally for reasons other than financing, thus, the Company does not adjust the transaction price for financing components.
For the years ended December 31, 2023, 2022 and 2021, revenue under each performance obligation was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Licensing	$18,600	$8,322	$—
Hosted services	18,364	17,743	12,764
Professional services	8,275	4,220	7,142
Monetization	634	844	1,291
Total	$45,873	$31,129	$21,197

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2023, 2022 and 2021, the disaggregated revenue by geographic location* was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Korea	$22,962	$14,530	$2,460
United States	6,769	3,344	4,030
Germany	5,950	4,134	7,526
France	4,090	4,023	2,616
Japan	3,707	3,866	3,797
Other	2,395	1,232	768
Total	$45,873	$31,129	$21,197

*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location.
For the years ended December 31, 2023, 2022 and 2021, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Over time	$25,757	$19,955	$15,210
Point-in-time	20,116	11,174	5,987
Total	$45,873	$31,129	$21,197

The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenues are generated through Houndified Services, which include customer services, food ordering, content, appointments, and voice commerce. Subscription revenues are derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue. For the years ended December 31, 2023, 2022 and 2021, the disaggregated revenue by service type was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Product royalties	$43,299	$28,447	$18,356
Service subscriptions	1,940	1,838	1,550
Monetization	634	844	1,291
Total	$45,873	$31,129	$21,197

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances
The Company performs its obligations under a contract with a customer by providing access to software, licensing right to use software, or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset or deferred revenue. As of December 31, 2021, accounts receivable, net of allowances, were $2.1 million, contract assets were $54 thousand and deferred revenue was $21.0 million.
During the year ended December 31, 2022, $7.6 million of licensing revenue was recognized from the Company's Houndify Edge solution, which was delivered to a customer during the second half of 2022, related to minimum guarantee units to be utilized over the life of the contract and resulted in a corresponding increase in the contract assets balance. During the year ended December 31, 2023, the Company and the same customer modified the minimum guarantee units in an existing contract in the ordinary course of business. The Company accounted for a contract modification prospectively resulting in an increase to net revenue in the amount of $10.4 million during the year ended December 31, 2023, with corresponding increases in contract asset balances. Additionally, during the year ended December 31, 2023, the Company recognized $3.6 million of licensing revenue related to right-to-use licenses for a new contract in 2023, where delivery occurred and total consideration was fixed.
The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the consolidated financial statements.
The balance of contract assets for the years ended December 31, 2023 and 2022 includes $5.1 million and $3.5 million, respectively, of unbilled receivables which represents amounts for which the Company has an unconditional right to bill the customer.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period for the years ended December 31, 2023, 2022 and 2021 were $7.9 million, $6.4 million and $14.9 million, respectively.
As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $12.7 million. Given the applicable contract terms, $6.4 million is expected to be recognized as revenue within one year, $3.3 million is expected to be recognized between 2 to 5 years and the remainder of $3.0 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Research and Development
The Company’s research and development costs are expensed as incurred. These costs include salaries and other personnel related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new software products prior to the establishment of technological feasibility.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$19,278	$20,946
Software and voice recordings	9,714	9,420
Leasehold improvements	3,882	3,850
Furniture and fixtures	777	761
Total property and equipment, at cost	33,651	34,977
Less: accumulated depreciation and amortization	(32,136)	(31,530)
Total property and equipment, net	$1,515	$3,447
As of December 31, 2023 and 2022, property and equipment, net includes assets under finance lease obligations (see Note 15 for additional information) with an aggregate cost of approximately $0.5 million and $0.6 million, respectively and accumulated depreciation of approximately $0.1 million and $0.3 million, respectively. Depreciation and amortization expense in respect of capitalized property and equipment totaled approximately $2.3 million, $4.0 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation expenses	$6,961	$6,134
Accrued vendor payables	3,792	1,002
Accrued lender fees	2,603	—
Accrued ELOC liability	—	1,075
Accrued interest	—	236
Other accrued liabilities	528	90
	$13,884	$8,537
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Aggregate non-cancelable future minimum payments were as follows as of December 31, 2023 (in thousands):

2024	11,000
2025	14,000
2026	16,000
2027	24,000
2028	24,000
Total	$89,000
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
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $0.2 million and $1.1 million as of December 31, 2023 and 2022.
NOTE 8. WARRANTS
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
In connection with the Credit Agreement (as defined in Note 9), on the Term Loan Closing Date the Company issued a warrant to purchase up to 3,301,536 shares of the Company's Class A common stock to the Agent (the "Term Loan Warrant"). The Term Loan Warrant has a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrant will be automatically cashless exercised immediately prior to a change in control of the Company. On the Term Loan Closing Date, the Company allocated the gross proceeds and issuance costs between the Term Loan and the Term Loan Warrant based on their relative fair values, resulting in the initial recognition of the Term Loan Warrant at $4.1 million as additional paid-in-capital on the consolidated balance sheets. As of December 31, 2023, there were 3,301,536 warrants issued and outstanding in connection with the Credit Agreement.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Warrants Related to the Business Combination
Public Warrants
Prior to the Business Combination, ATSP issued public warrants (“Public Warrants”). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares were issued upon exercise of the Public Warrants. The Company may redeem the outstanding warrants, for $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants for cash, or on a cashless basis.
Subsequent to the closing of the Business Combination, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock.
Private Warrants
Prior to the Business Combination, ATSP issued private warrants (“Private Warrants”). The Private Warrants were initially issued in the same form as the Public Warrants with the exception that the Private Warrants: (i) would not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The Private Warrants were initially classified as derivative liability instruments as they met the definition of a derivative and were not considered indexed in the Company's own stock as the settlement value could be dependent on who held the Private Warrants at the time of exercise. Upon the Closing of the Business Combination, the Company modified its Private Warrants to be identical to its Public Warrants (collectively, "SPAC Warrants"). Therefore, the Private Warrants met requirements for classification as equity instruments, as they are indexed to the Company’s stock.
As of December 31, 2023, there were 3,665,996 SPAC Warrants issued and outstanding.
NOTE 9. NOTE PAYABLE
SNAP June 2020 Note
In June 2020, the Company issued a promissory note (the “SNAP June 2020 Note”) to a Lender in exchange for $15.0 million in cash proceeds. The note had an annual interest rate of 5% and a maturity date of June 26, 2022, if not converted earlier pursuant to conversion terms and change in control events.
The Company recognized total interest expense of $0.7 million associated with the SNAP June 2020 Note for the year ended December 31, 2022, out of which $0.4 million relates to amortization of the debt discount. The Company recognized total interest expense of $2.0 million associated with the SNAP June 2020 Note for the year ended December 31, 2021, out of which $1.3 million relates to amortization of the debt discount. The debt discount related to the SNAP June 2020 Note is amortized over the life of the instrument, beginning at note issuance and ending on April 26, 2022, the date on which the note was converted. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date. The effective interest rate was 14.3% for the years ended December 31, 2022 and 2021.
As a result of the Business Combination, on the Closing Date, the SNAP June 2020 Note conversion feature was triggered. As a result, on the Closing Date, all outstanding principal of $15.0 million and accrued interest of

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$1.4 million were converted into 2,046,827 shares of Class A Common Stock. In addition, the remaining debt discount of $0.2 million and related derivative liability with fair value of $4.1 million as of the Closing Date were extinguished.
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the year ended December 31, 2023, the interest rate was 13.75%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. The Company recorded interest expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021 of $0.6 million, $2.8 million and $2.1 million respectively. The total amount of debt discount at issuance was $3.5 million. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $16 thousand, $1.0 million and $2.4 million related to the amortization of the debt discount in interest expense, respectively. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date. The effective interest rate was 13.4%, 14.9% and 20.9% for the year ended December 31, 2023, 2022 and 2021.
Concurrently with the Company's entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SVB March 2021 Note. In connection with the SVB March 2021 Note prepayment, the Company paid a total of $18.5 million on April 14, 2023, which consisted of (i) the remaining principal amount outstanding of $18.1 million, (ii) a prepayment premium of $0.3 million, (iii) accrued and unpaid interest of $0.1 million and (iv) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in interest expense in the consolidated statements of operations and comprehensive loss.
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the year ended December 31, 2023, the interest rate was 13.75%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. The Company incurred and paid $0.5 million, $1.5 million and $0.3 million in interest expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021 respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $31 thousand, $0.8 million and $1.0 million related to the amortization of the debt discounts in interest expense, respectively. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date. The effective interest rate was 18.6%, 17.3% and 26.1% for the year ended December 31, 2023, 2022 and 2021.
Concurrently with the Company’s entry into the Credit Agreement, the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note. In connection with the SCI June 2021 Note prepayment on April 14, 2023, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.5 million, (ii) a prepayment premium of approximately $0.2 million and (iii) a nominal amount for transaction expenses. The Company recorded a loss on debt extinguishment of $0.4 million related to the early repayment in interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR rate published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR rate plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of December 31, 2023, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date. The effective interest rate was 25.18% for the year ended December 31, 2023. The Company incurred and paid $9.9 million in stated interest in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. During the year ended December 31, 2023, the Company recorded $5.4 million in interest expense related to the debt discount. The remaining period over which the discount will be amortized is 3.33 years as of December 31, 2023.
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
The Credit Agreement also contains customary representations and warranties for a facility of this nature and affirmative and negative covenants. In particular, the Credit Agreement requires the Company to have liquidity at least equal to the Interest Escrow Required Amount (as defined in the Credit Agreement) as of the last day of each fiscal quarter. The Interest Escrow Required Amount as described in Note 2 is included in restricted cash equivalents, non-current, on the consolidated balance sheet as of December 31, 2023. In addition, the Credit Agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions, among other restrictions. As of December 31, 2023, the Company was in compliance with all covenants prescribed in the Credit Agreement.
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
The aggregate long-term debt maturities were as follows as of December 31, 2023 (in thousands):

2024	—
2025	—
2026	—
2027	100,000
Total	100,000
Less: unamortized discount	(15,688)
Long-term portion of debt	$84,312
The following table summarizes the Company's debt balances as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Term Loan	$100,000	$—
SVB March 2021 Note	—	22,050
SCI June 2021 Note	—	12,979
Total debt	$100,000	$35,029
Current portion of debt	—	(16,668)
Unamortized discount and debt issuance costs	(15,688)	(62)
Carrying value of long-term debt	$84,312	$18,299
NOTE 10. RESTRUCTURING
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The costs associated with the Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as incurred. During the year ended December 31, 2023, we recorded $4.6 million of restructuring expenses in connection with the Restructuring Plan, of which $1.4 million were cash payments. The Restructuring Plan was substantially complete as of December 31, 2023.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. FAIR VALUE MEASUREMENT
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$35,961	$—	$—
Money market funds	54,542	$—	$—
Total assets	$90,503	$—	$—
There were no financial instrument assets measured or disclosed at fair value on a recurring basis as of December 31, 2022.
Equity Line of Credit

Liabilities:	Equity Line of Credit
January 1, 2022	$—
Issuance of ELOC	1,075
December 31, 2022	1,075
Change in fair value	1,901
Settlements	(2,976)
December 31, 2023	$—
The Company estimated the Level 3 fair value of the liability related to the ELOC using contractual inputs of the commitment shares and reimbursement fees prior to the settlement. The Company determined that the ELOC was not indexed to the Company’s own common stock and, therefore, should be accounted for in accordance with ASC 815: Derivatives. Accordingly, the Company recorded a derivative liability with an initial fair value of $1.1 million based on the upfront commitment fee and the reimbursement amount to the investor as consideration for its irrevocable commitment to purchase up to 25,000,000 shares of the Company's common stock.
Subsequent changes in the fair value of the derivative liability are dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased during the reporting period, the unused capacity under the ELOC as of the balance sheet date and the cost of raising other forms of capital. The Company adjusts the previous fair value estimate of the committed equity facility at each reporting period based on changes in the weighted average purchase price of shares purchased during the period, the unused capacity available under the ELOC, expected stock price volatility and other macroeconomic factors which impact the cost of raising comparable forms of capital.
The changes in the fair value of the committed equity facility were an increase of $1.9 million for the year ended December 31, 2023, which is included in other (income) expense, net on the consolidated statements of operations and comprehensive income (loss). The fair value of the liability then is remeasured as of the settlement date equal to the difference between the volume weighted average price at a 3% discount compared to the fair value of the common stock.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
operations and comprehensive loss. The fair value of the embedded derivative was recorded as additional paid-in capital upon extinguishment on the consolidated balance sheet.
The following table summarizes the fair value remeasurement of the embedded derivative for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Remeasurement of conversion feature — loss	$(606)	$(1,108)
The following table sets forth a summary of changes in fair value of the Company’s derivative liability and warrant liability for which fair value was determined by Level 3 inputs:

	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$2,380	$2,004
Change in fair value	$1,108	$3,812
Exercise of warrants	$—	$(5,816)
Balance as of December 31, 2021	$3,488	$—
Change in fair value	$606	$—
Extinguishment of embedded derivative upon conversion of convertible note	$(4,094)	$—
Balance as of December 31, 2022	$—	$—
Term Loan and Term Loan Warrant
The fair value of the Company's variable rate Term Loan approximates aggregate principal amount as the interest rate of the loan approximates market rates.
The Company issued a Class A Common Stock warrant in connection with the Term Loan (see Note 8 for additional information). The warrant was recorded based on the allocation of its relative fair value of the debt proceeds of $4.1 million. The warrants were classified as equity instruments at inception with a corresponding discount recorded at issuance against the outstanding note payable in connection with the Term Loan. The common stock warrant is not subject to remeasurement at each subsequent balance sheet date due to its classification as an equity instrument as it is considered indexed to the Company’s stock. The Term Loan warrant expires in April 2033.
The Company determined the fair value of the Term Loan common stock warrant at issuance using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend rate	—%
Risk-free interest rate	3.60%
Expected volatility	52%
Expected term (in years)	5
As of December 31, 2023, no warrants related to the Term Loan had been exercised.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. PREFERRED STOCK
Legacy SoundHound Preferred Stock
Legacy SoundHound Preferred Stock was not mandatorily redeemable. Legacy SoundHound Preferred Stock was contingently redeemable upon a deemed liquidation event which the Company determined was not solely within its control as the Company determined that a deemed liquidation event can only occur with the approval of the board of directors and the preferred shareholders maintained control of the board of directors as of December 31, 2021 and through April 26, 2022, the effective date of the Business Combination, and thus has classified shares of Legacy SoundHound Preferred Stock as temporary equity. Since the occurrence of a deemed liquidation event was not probable, the carrying values of the shares of legacy SoundHound Preferred Stock were not being accreted to their redemption values.
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
Upon the closing of the Business Combination, the outstanding shares of Series A, B, C, C-1, D, D-1, D-2, and D-3 preferred stock were converted into 106,949,326 shares of SoundHound AI Class A Common Stock at the exchange ratio of 1-for-1. Shares Authorized and Shares Issued above have been retroactively adjusted to reflect the exchange of 1 share of Legacy SoundHound stock into 5.5562 shares of the Company's Class A or Class B Common Stock. As a result of the conversion of the Legacy SoundHound redeemable convertible preferred stock, the Company reclassified the amount of redeemable convertible preferred stock to additional paid in capital.
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
Series A Convertible Preferred Stock
On January 20, 2023, the Company entered into the Purchase Agreements with the Investors, pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. On January 20, 2023, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate of Designations"),

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
designating shares of Series A Preferred Stock. The shares of Series A Preferred Stock were issued and sold in a private placement exempt from the registration requirements of the Securities Act. The Company does not intend to register the shares of Series A Preferred Stock or the underlying common stock for resale under the Securities Act. The holders of Series A Preferred Stock are entitled to cumulative dividends payable for such share at the rate of 14% per annum, compounding semi-annually to Liquidation Preference on January 1 and July 1 of each year. The Company may also elect to pay any dividend in cash in lieu of accretion to Liquidation Preference if permitted under the agreements and instruments governing its outstanding indebtedness at such time. After payment of the cumulative dividend, including by way of accretion to the Liquidation Preference, any additional dividends declared or paid shall be distributed among the holders of Preferred Stock and common stock then outstanding pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such Preferred Stock into common stock at the then-effective conversion price.
Liquidation Preference
The Liquidation Preference per share of Preferred Stock was initially equal to $30.00, the original issue price per share. On July 1, 2023, the Company's Series A Preferred Stock holders received dividends paid-in-kind as an increase in the Liquidation Preference, thereby increasing the Liquidation Preference per share to approximately $31.90. Additionally, as of December 31, 2023, the Series A Preferred Stock had accrued additional dividends since the last dividend payment date which has the effect of increasing the Liquidation Preference to approximately $34.16.
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
Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. During the year ended December 31, 2023, some Investors optionally converted 360,006 shares of Series A Preferred Stock into 11,597,656 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTE 13. COMMON STOCK
The Company had 250,030,433 shares of Legacy SoundHound common stock authorized for issuance prior to the closing of the Business Combination.
On April 26, 2022, following the Business Combination and pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of capital stock, consisting of (a) 455,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
Equity Line of Credit ("ELOC")
On August 16, 2022, the Company entered into a common stock purchase agreement (“Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (the “Counterparty”). Pursuant to the Common Stock Purchase Agreement, the Company had the right, but not the obligation, to direct the Counterparty to purchase up to 25,000,000 shares of Class A Common Stock, subject to certain limitations and conditions as described below (the "ELOC Program") at a purchase price equal to 97% of the volume weighted average stock price for a given purchase date. In connection with the execution of the Common Stock Purchase Agreement and the side letter on February 14, 2023, the Company issued 250,000 shares of Common Stock (the “Initial Commitment Shares”) and additional cash commitment fee of $0.3 million.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock would not exceed 39,365,804 shares of common stock representing 19.99% of the voting power or number of shares of common stock.
The Company evaluated the Common Stock Purchase Agreement with the Counterparty and determined that it was not indexed to the Company’s own common stock and, therefore, should be accounted for as a derivative instrument at fair value with changes in fair value as other income (expense), net in the period in which they occur. Accordingly, the Company recorded a derivative liability with an initial fair value of $1.1 million based on the upfront commitment fee in the form of proceeds from future issuance of commitment shares to the Counterparty plus certain fees and expenses as specified in the Purchase Agreement. Subsequent changes in the fair value of the derivative liability were dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares purchased by the Counterparty during the reporting period and the cost of raising other forms of capital.
The Company recorded changes in the fair value of the derivative liability associated with the ELOC of $1.9 million and $1.1 million respectively, for the years ended December 31, 2023 and 2022 as other income (expense), net on its consolidated statements of operations and comprehensive loss. The Company incurred third-party costs of $0.2 million related to the execution of the Common Stock Purchase Agreement which were recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. Refer to Note 2 for information on the fair value of the derivative liability.
During the year ended, the Company sold the entirety of the 25,000,000 shares under the ELOC Program for aggregate proceeds of approximately $71.7 million, with the volume weighted average stock price of shares purchased by the Counterparty ranging from $1.75 to $4.26 per share.
Sales Agreement
On July 28, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell up to $150.0 million of shares of our Class A common stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A common stock, if any, under the Sales Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We will pay the Sales Agents commission for their services in acting as agent in the sale of our Class A common stock. The Sales Agents are entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We have also agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount not to exceed $75 thousand in the aggregate in connection with the execution of the Sales Agreement.
During the year ended December 31, 2023, the Company sold 5,805,995 shares of our common stock under the Sales Agreement, at a weighted-average price of $2.19 per share and raised $12.7 million of gross proceeds. The commissions and offering costs borne by the Company during the year were approximately $0.3 million. As of December 31, 2023, the Company has a remaining capacity to sell up to an additional $137.3 million of the Company's common stock under the Sales Agreement.
NOTE 14. STOCK INCENTIVE PLANS
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On April 26, 2022, the stockholders of the Company approved the SoundHound AI, Inc. 2022 Incentive Award Plan (the “2022 Incentive Plan”) (collectively, with the 2006 Plan and the 2016 Plan, the “Plans”), which became effective upon the Closing. The Company initially reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The Incentive Award Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the Incentive Award Plan Administrator determines are consistent with the purpose of the Incentive Award Plan and the interests of the Combined Company, or collectively, awards. As of December 31, 2023, the Company had 2,361,806 awards remaining for issuance under the 2022 Incentive Plan.
On April 26, 2022, the stockholders of the Company approved the SoundHound AI, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of December 31, 2023, we had issued 478,023 shares pursuant to the ESPP.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Option Activity
Stock option activity under the Plans was as follows for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2020	28,772,180	$2.38
Granted	6,303,953	7.22
Exercised	(2,590,780)	0.96		9,667
Forfeited or cancelled	(2,123,948)	3.13
Outstanding, December 31, 2021	30,361,405	$3.45	6.24	$168,705
Granted	391,619	6.17
Exercised	(3,595,706)	1.16		22,534
Forfeited or cancelled	(1,736,893)	4.63
Outstanding, December 31, 2022	25,420,425	3.74	6.32	1,448
Exercised	(3,585,829)	2.37	—	$5,207
Forfeited or cancelled	(4,993,229)	5.24	—	—
Outstanding, December 31, 2023	16,841,367	$3.59	4.77	$1,392
Exercisable, December 31, 2023	15,084,586	3.26	4.45	1,392
Options exercised early are subject to the vesting provisions mentioned above, and any unvested shares are subject to repurchase at the original price upon termination of employment, death, or disability. There were no option exercises during the year ended December 31, 2023, 2022 and 2021 that were subject to repurchase.
The weighted average grant date fair value per option granted was $3.11, during the year ended December 31, 2022 and $3.06 during the year ended December 31, 2021. There were no options granted during the year ended December 31, 2023. The total fair value of options vested was approximately $4.5 million, $9.9 million and $5.4 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Company recorded stock-based compensation expense related to options of $4.0 million, $8.7 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the unamortized expense related to outstanding options was $4.5 million. The weighted average remaining amortization period over which the balance as of December 31, 2023 is to be amortized is 1.51 years.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ESPP Activity
For the purpose of determining the estimated fair value of ESPP shares, the Company uses the Black-Scholes option-pricing model. The assumptions under the Black-Scholes option-pricing model during the year ended December 31, 2023 and 2022 were as follows for ESPP awards:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Dividend yield	0%	0%
Expected volatility	56%	77%
Expected term (years)	0.49	0.52
Risk free interest rate	5.26%	4.53%
During the year ended December 31, 2023 , the Company recorded $0.4 million of stock-based compensation related to its ESPP. There was $0.1 million of unrecognized stock-based compensation expense for the year ended December 31, 2023, related to the ESPP that is expected to be recognized over an average vesting period of 0.36 years.
Restricted Stock Unit Activity
The activity for nonvested Restricted Stock Units under the Plans was as follows for the year ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	—	—
Granted	20,416,417	4.26
Vested	(2,516,191)	4.99
Forfeited	(1,183,843)	4.46
Nonvested, December 31, 2022	16,716,383	4.14
Granted	11,158,301	2.38
Vested	(7,678,184)	3.32
Forfeited	(3,852,909)	3.90
Nonvested, December 31, 2023	16,343,591	3.39
The Company recorded stock-based compensation expense of $1.3 million related to Performance-Based RSUs during the year ended December 31, 2023. Unamortized expense related to Performance-Based RSUs was $6.6 million as of December 31, 2023.
To derive the fair value of Market-Based RSUs, the Company applies a Monte Carlo simulation to determine the grant date fair value. The assumptions under the Monte Carlo simulation model and the calculated fair value of the Market-Based RSUs granted to employees during the year ended December 31, 2022 were as follows. The Company did not grant Market-Based RSUs during the year ended December 31, 2023.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended
December 31, 2022
Expected volatility	52%
Expected term (years)	4
Drift rate	2.9%
The Company recorded $1.5 million and $1.1 million in stock-based compensation expense related to Market-Based RSUs during the year ended December 31, 2023 and 2022. Unamortized expense related to Market-Based RSUs was $0.6 million as of December 31, 2023. There were no Market-Based RSU's granted during the year ended, December 31, 2023.
During the year ended December 31, 2023 and 2022, the fair value of RSUs that vested was $25.5 million and $12.0 million. During the year ended December 31, 2023 and 2022 the Company recorded $20.4 million and $19.0 million of stock-based compensation related to RSUs. As of December 31, 2023 and the unamortized expense related to RSUs was $50.5 million. The weighted average remaining amortization period over which the balance as of December 31, 2023 is to be amortized is 2.32 years.
Equity Award Modifications
In connection with the Restructuring Plan (as defined in Note 10), the Company entered into severance arrangements with 166 affected employees. Pursuant to these arrangements, these employees received acceleration of vesting of RSUs and extensions of the post-termination exercise period of stock option awards. All award modifications related to restructuring activities were expensed in the year ended December 31, 2023. The total incremental compensation cost resulting from these modifications is $3.2 million. There were no significant modifications during the years ended December 31, 2022 and December 31, 2021.
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
Stock-based compensation is classified in the following expense accounts on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$412	$99	$—
Sales and marketing	3,601	2,794	509
Research and development	11,992	13,986	4,434
General and administrative	8,784	11,913	1,379
Restructuring costs	3,142	—	—
Total	$27,931	$28,792	$6,322

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. LEASES
The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2030. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values. The Company also enters into certain finance leases for computer equipment. The finance leases are collateralized by the financed assets.
Aggregate non-cancelable future minimum lease payments under operating and finance leases were as follows as of December 31, 2023 (in thousands):

	Operating Lease	Finance Lease
Year Ending December 31:
2024	$3,250	$122
2025	928	12
2026	471	—
2027	471	—
2028	471	—
Thereafter	785	—
Total	6,376	134
Less: imputed interest	(650)	(5)
Present value of lease liabilities	5,726	129
Less: current portion	(2,637)	(121)
Lease liabilities, net of current portion	$3,089	$8

The components of lease cost were as follows during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$3,177	$3,423	$3,654
Short-term lease cost	$1,298	$466	$524

Finance lease cost:
Amortization of finance leased assets	$161	$995	$2,575
Interest on lease liabilities	$23	$79	$472
The table below presents additional information related to our leases as of December 31, 2023:

	Operating Lease	Finance Lease
Weighted average remaining lease term (years)	3.67	1.00
Weighted average discount rate	5.83%	10.50%
The Company’s rent expense totaled approximately $5.3 million, $3.9 million and $4.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Other income (expense), net:
Interest income	$2,866	$390	$7
Change in fair value of derivative and warrant liability	—	(606)	(4,920)
Loss on change in fair value of ELOC program	(1,901)	(1,075)	—
Other income (expense), net	190	32	(502)
Total other income (expense), net	$1,155	$(1,259)	$(5,415)
NOTE 17. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss (in thousands)	$(88,937)	$(116,713)	$(79,540)
Cumulative dividends attributable to Series A Preferred Stock	(2,774)	—	—
Net loss attributable to SoundHound common shareholders (in thousands)	(91,711)	(116,713)	(79,540)
Denominator:
Weighted average shares outstanding – basic and dilutive	229,264,904	157,317,695	67,255,538
Basic and diluted net loss per share	$(0.40)	$(0.74)	$(1.18)
For the years ended December 31, 2023, 2022 and 2021, the diluted net loss per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Stock options	16,841,367	25,420,425	30,361,405
Restricted stock units	16,343,591	16,716,383	—
Estimated ESPP stock units	299,116	476,636	—
Common stock warrants	6,967,532	3,665,996	1,063,214
Redeemable convertible preferred stock	—	—	106,949,326
Series A Preferred Stock	16,226,645	—	—
Total	56,678,251	46,279,440	138,373,945

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. INCOME TAXES
The following is a geographical breakdown of income (loss) before income taxes:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(86,724)	$(116,964)	$(79,962)
Foreign	1,701	3,140	878
	$(85,023)	$(113,824)	$(79,084)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current provision:
Federal	$—	$—	$—
State	3	7	5
Foreign	3,881	755	339
Total current provision	$3,884	$762	$344
Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	30	2,127	112
Total deferred provision	$30	$2,127	$112
Total provision for income taxes	$3,914	$2,889	$456
Effective income tax expense rate	(4.6)%	(2.5)%	(0.6)%
The Company has incurred net pre-tax losses in the United States only for all periods presented. The Company recorded an income tax expense of $3.9 million, $2.9 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021 respectively, which reflects withholding tax paid for sales to customers in foreign jurisdictions and income tax related to foreign subsidiaries.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before income taxes as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Tax provision at statutory rate	$(17,855)	$(23,903)	$(16,608)
State income tax rate	3	7	5
Foreign withholding and income tax	3,689	2,298	388
Foreign rate differential	(136)	(115)	—
Research and development credits	(2,105)	(1,731)	(1,605)
Change in valuation allowance	18,604	24,272	15,804
Stock based compensation	2,899	1,540	728
Permanent book tax differences	516	751	996
Other deferred adjustments	(1,701)	—	—
Other	—	(230)	748
	$3,914	$2,889	$456
The components of our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$89,880	$79,060
Research and development credits	17,825	13,809
Property and equipment and intangible assets	227	178
Deferred revenue	767	1,612
Stock-based compensation	2,246	3,062
Operating lease liabilities	1,333	2,106
Section 174 research and development capitalization	21,186	13,319
Accruals and reserves	588	888
Other	—	23
Total deferred tax assets	134,052	114,057
Valuation allowance	(132,873)	(112,204)
Total deferred tax assets, net	1,179	1,853
Deferred tax liabilities:
Right-of-use assets	(1,168)	(1,811)
Total deferred tax liabilities	(1,168)	(1,811)
Net deferred tax assets	$11	$42
Recorded as:
Non-current deferred tax assets	$1,179	$55
Non-current deferred tax liabilities (included as a component of other non-current liabilities)	(1,168)	(13)
Net deferred tax assets	$11	$42

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on available objective evidence, management believes it is more-likely-than-not that the domestic federal and state deferred tax assets; and excess Canadian SR&ED tax credits will not be fully realized due to the Company’s cumulative losses arising in the United States, and its inability to utilize excess tax credits in Canada. Accordingly, the Company has recorded a valuation allowance on deferred tax assets in excess of deferred tax liabilities against its federal and state deferred tax assets and excess Canadian SR&ED tax credits as of December 31, 2023, and 2022. The valuation allowance increased by $20.7 million from the year ended December 31, 2022 to December 31, 2023.
The Company capitalized research and development expenditures incurred during the years ended December 31, 2023 and 2022, and amortizes such expenditures over 5 or 15 years, as applicable, pursuant to Section 174 of the Internal Revenue Code as required by the 2017 Tax Cuts and Jobs Act. The mandatory capitalization requirement did not have a material impact on our net deferred tax assets or cash tax liabilities.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2023 because it intends to indefinitely reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will not be material.

As of December 31, 2023, the Company had net operating loss carryforwards of $395.5 million of U.S. federal and $109.4 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $306.8 million federal net operating loss carryforwards and $5.6 million state net operating loss carryforwards, which can be carried forward indefinitely.
The Company had federal and state research and development credit carryforwards of $14.4 million and $10.9 million, respectively, as of December 31, 2023. The federal credits will expire starting in 2029 if not utilized. The state credits can be carried forward indefinitely. The Company also had Canadian SR&ED tax credits of $1.7 million, which will expire starting in 2038 if not utilized.

Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. The Company’s net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2023, the tax years 2005 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.
Changes in gross unrecognized tax benefits during the periods presented were as follows (in thousands):

Balance as of December 31, 2020	$4,301
Increase for tax positions of prior years	36
Increase for tax positions of current year	731
Balance as of December 31, 2021	$5,068
Increase for tax positions of prior years	0
Increase for tax positions of current year	1062
Balance as of December 31, 2022	6,130
Increase for tax positions of prior years	370
Increase for tax positions of current year	1,095
Balance as of December 31, 2023	$7,595
These unrecognized tax benefits, if recognized, would not affect the effective tax rate and would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. As of December 31, 2023, the

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company has not accrued any interest or penalties. The Company does not anticipate any significant change in the Company’s uncertain tax positions within 12 months of this date.
NOTE 19. RELATED PARTY TRANSACTIONS
The Company entered into revenue contracts to perform professional services for certain companies who are also investors in the Company. As of June 30, 2022, these entities are no longer related parties. Below we provide our disclosures for transactions with the companies through June 30, 2022.
During the year ended December 31, 2022 and 2021, we recognized revenue from the companies of $5.2 million and $7.0 million, respectively.
On January 20, 2023, our Chief Financial Officer and one of our directors each entered into Purchase Agreements, purchasing 3,334 shares of Series A Preferred Stock each for a total purchase price of $100,000 each.
NOTE 20. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the period ended September 30, 2023, the Company identified immaterial prior period errors related to the following: 1) accounting for the ELOC as a derivative instrument; 2) classification of Lender Fees and allocation of the warrants in connection with the Term Loan; and 3) the incorrect recording of in-kind dividends associated with the Company’s Series A Preferred Stock. The identified errors were included in the Company's previously issued quarterly unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, the three months ended March 31, 2023 and annual consolidated financial statements as of and for the year ended December 31, 2022.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and determined that the related impacts were not material to its consolidated financial statements for the prior year periods when they occurred, but the Company determined it would be appropriate to correct the errors in the current period in the Company’s consolidated statements of operations and comprehensive loss, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for any periods impacted.
The Company revised the previously issued condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, condensed consolidated statements of cash flows and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit tables as of and for the three and six months ended June 30, 2023 and as of and for the three months ended March 31, 2023 as well as the previously issued consolidated statements of operations and comprehensive loss, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of redeemable convertible preferred stock and stockholders’ deficit tables and as of and for the year ended December 31, 2022 to correct for such errors. All relevant prior period amounts affected by these revisions have been corrected in the notes in this Form 10-K.
The following tables reflect the impact of these revisions on the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 (dollars in thousands, except per share amounts):

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables reflect the impact of these revisions on the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 (dollars in thousands, except per share amounts):

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 21. SUBSEQUENT EVENTS
SYNQ3 Acquisition
On January 3, 2024, the Company acquired all of the issued and outstanding equity of Sync3, Inc. ("SYNQ3"), a leading provider of voice AI and other technology solutions to the restaurant industry, for total consideration of approximately $5.0 million in cash, subject to customary net working capital adjustments, and 8,968,610 shares of the Company's Class A Common Stock. The Company has agreed to pay up to $4.0 million of additional consideration in cash and shares of Class A Common Stock to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026, of which 20% is to be paid in cash and the remaining in the Company's Class A Common Stock. The stock consideration was based on a reference value of $2.23 per share upon the execution of the merger agreement dated December 6, 2023. In connection with closing, approximately $0.5 million of additional consideration in cash and 1,179,524 shares of Class A Common Stock are being withheld for a period of 15 months to partially secure the indemnification obligations of SYNQ3's stockholders under the merger agreement.
Conversion of Preferred Stock Series A
On January 12, 2024, one investor optionally converted 35,000 shares of preferred stock into 1,199,364 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.
Sales Agreement Issuance
In January and February 2024, the Company sold 34,578,019 shares of our common stock under the Sales Agreement, at an average price of $3.37 per share and raised $116.4 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $2.9 million. Following this issuance, the Company has a remaining capacity to sell up to an additional $20.8 million of the Company's common stock under the Sales Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in its internal control over financial reporting described below.
However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses as of December 31, 2023:
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
The material weaknesses related to the control environment, risk assessment and complex financing transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Remediation Efforts for the Material Weaknesses
We are in the process of designing and implementing controls and taking other actions to remediate the material weaknesses described above. Specifically, during the quarter ended December 31, 2023, we implemented measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including the following:
•Engaged a third party to perform a risk assessment that includes the identification and walkthrough of key business processes and conducting design and operational control testing to address key risks.
•Completed a segregation of duties assessment identifying key conflicts and mitigating controls.
•Initiated the design and implementation of a Segregation of Duties automated tool for our Enterprise Resource Planning (ERP) system. We also began the design and implementation of similar controls for the remaining financially relevant applications.
•Initiated the design and implementation of controls related to the review of Service Organization Control reports, which cover program change management and computer operations for many of the applications that we rely on for financial reporting.
•Developed policies and procedures for the quarterly user access review of all users with access to the financially relevant systems and then implemented the quarterly user access review for one design cycle.
•Initiated the design and implementation of the controls related to review and approval of complex financing transactions.
•Completed the implementation of an automated month and quarter-end accounting close workflow tool to facilitate the review and support of key financial close process controls.
The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.
Changes in Internal Control over Financial Reporting
As described above in the section “Remediation Efforts for the Material Weaknesses,” there were changes in our internal control over financial reporting during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2023, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on December 12, 2023 (with the first trade under the new plan not to be made prior to March 12, 2024). The trading plan will be effective until June 7, 2024 and provides for the sale of up to 1,800,000 shares of Dr. Mohajer’s 15,439,064 shares of Class B common stock. up to 833,435 shares of Class A common stock issuable upon exercise of outstanding options, and up to 355,000 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.

•Dr. Seyed Majid Emami, Chief Science Officer and Senior Vice President of Engineering, adopted a new trading plan on December 8, 2023 (with the first trade under the new plan not to be made prior to March 8, 2024). The trading plan will be effective until November 30, 2024 and provides for the sale of up to 1,950,000 shares of Dr. Emami’s 18,033,756 shares of Class B common stock and up to 666,748 shares of Class A common stock issuable upon exercise of outstanding options, provided that certain conditions are met.

•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on December 8, 2023 (with the first trade under the new plan not to be made prior to March 8, 2024). The trading plan will be effective until May 31, 2024 and provides for the sale of up to 2,000,000 shares of Mr. Hom’s 4,012,588 shares of Class B common stock and up to 100,000 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
The information required by Part III is omitted from this Annual Report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2024 Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement.
Item 11. Executive Compensation
The information required by this item will be included in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this item will be included in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
2. Financial Statement Schedules: All schedules have been omitted as the requested information is not applicable or the information is presented in the consolidated financial statements or related notes included in this Form 10-K.
3. Exhibits: See Item 15(b) of this Form 10-K below.
(b) Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated December 6, 2023, by and among SoundHound AI, Inc., Black Knights Merger Sub I, Inc., a Delaware corporation, Black Knight Merger Sub II, LLC, a Delaware limited liability company and Synq3, Inc.*	8-K	2.1	12/07/23
3.1	Second Amended and Restated Certificate of Incorporation of SoundHound AI, Inc.	8-K	3.1	05/02/22
3.2	Amended and Restated Bylaws of SoundHound AI, Inc.	8-K	3.2	05/02/22
3.3	SoundHound AI, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	3.1	01/24/23
4.1	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.2	Form of Specimen Class A Common Stock Certificate.	S-1	4.2	05/16/22
4.3	Form of Specimen Warrant Certificate.	S-1	4.3	05/16/22
4.4	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.5	Form of Class A Common Stock Purchase Warrant	10-Q	4.1	05/12/23
4.6	Description of Securities	10-K	4.5	03/28/23
10.1#	SoundHound AI, Inc. 2022 Incentive Award Plan.	Proxy Statement	Annex D	04/08/22
10.2#	SoundHound AI, Inc. 2022 Employee Stock Purchase Plan.	Proxy Statement	Annex E	04/08/22
10.3#	Form of Restricted Stock Unit Agreement.	8-K	10.8	05/02/22
10.4#	Form of Stock Option Award Agreement.	8-K	10.9	05/02/22
10.5	Form of Indemnity Agreement.	8-K	10.10	05/02/22
10.6#	Employment Agreement with Keyvan Mohajer, Chief Executive Officer, dated June 2, 2022.	8-K	10.1	06/08/22
10.7#	Employment Agreement with Nitesh Sharan, Chief Financial Officer, dated June 2, 2022.	8-K	10.2	06/08/22
10.8#	Employment Agreement with Timothy Stonehocker, Chief Technology Officer, dated June 2, 2022.	8-K	10.3	06/08/22
10.9#	Non-Employee Director Compensation Policy.	8-K	10.4	06/08/22
10.10	Form of Preferred Stock Purchase Agreement.	8-K	10.1	01/24/23
10.11+	Senior Secured Term Loan Agreement	10-Q	10.1	05/12/23
10.12	Form of Controlled Equity Offering Sales Agreement	S-3	10.1	07/24/23
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Company.	8-K	21.1	05/02/22

23.1*	Consent of PricewaterhouseCoopers
23.2*	Consent of Armanino LLP
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________
*    Filed herewith.
**     Furnished herewith.
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

SoundHound AI, Inc.

Date: March 1, 2024	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Dr. Keyvan Mohajer	Chief Executive Officer and Director	March 1, 2024
Dr. Keyvan Mohajer	(Principal Executive Officer)

/s/ Nitesh Sharan	Chief Financial Officer	March 1, 2024
Nitesh Sharan	(Principal Financial and Accounting Officer)

/s/ James Hom	Director	March 1, 2024
James Hom

/s/ Dr. Eric Ball	Director	March 1, 2024
Dr. Eric Ball

/s/ Larry Marcus	Director	March 1, 2024
Larry Marcus

/s/ Diana Sroka	Director	March 1, 2024
Diana Sroka