Form 10-Q
period 2024-03-31
SOUNDHOUND AI, INC.
filed 2024-05-10
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2024, there were 296,434,620 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,735,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.
QUARTERLY REPORT ON FORM 10-Q
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report”) of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance, our ability to implement our business strategy and anticipated business and operations, including our ability to improve our Generative AI Foundation Model, expand our customer partnerships and roll out our AI drive thru service, roll out our Dynamic Interaction, Chat AI for Automotive, and expand the number of platforms on which our voice AI technology will be available, the potential utility of and market for our products and services, and our ability to achieve revenue from our bookings backlog. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:
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
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 1, 2024.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$211,744	$95,260
Accounts receivable, net of allowances of $234 and $203 as of March 31, 2024 and December 31, 2023, respectively	6,849	4,050
Contract assets and unbilled receivable, net of allowance for credit losses of $101 and $17 of March 31, 2024 and December 31, 2023, respectively	12,104	11,780
Other current assets	3,340	2,452
Total current assets	234,037	113,542
Restricted cash equivalents, non-current	14,356	13,775
Right-of-use assets	4,546	5,210
Property and equipment, net	1,348	1,515
Goodwill	5,760	—
Intangible assets, net	11,580	—
Deferred tax asset	10	11
Contract assets and unbilled receivable, non-current, net of allowance for credit losses of $176 and $177 of March 31, 2024 and December 31, 2023, respectively	15,106	16,492
Other non-current assets	686	577
Total assets	$287,429	$151,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,997	$1,653
Accrued liabilities	15,341	13,884
Operating lease liabilities	2,791	2,637
Finance lease liabilities	93	121
Income tax liability	1,630	1,618
Deferred revenue	3,631	4,310
Total current liabilities	26,483	24,223
Operating lease liabilities, net of current portion	2,065	3,089
Deferred revenue, net of current portion	4,087	4,910
Long-term debt	85,543	84,312
Contingent acquisition liabilities (Note 17)	6,819	—
Income tax liability, net of current portion	2,315	2,453
Other non-current liabilities	4,638	3,967
Total liabilities	131,950	122,954
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 70,241 and 475,005 shares issued and outstanding, aggregate liquidation preference of $2,481 and $16,227 as of March 31, 2024 and December 31, 2023, respectively	2,097	14,187
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 288,822,818 and 216,943,349 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	29	22
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,735,408 and 37,485,408 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	4
Additional paid-in capital	778,503	606,135
Accumulated deficit	(625,388)	(592,379)
Accumulated other comprehensive income	235	199
Total stockholders’ equity	155,479	28,168
Total liabilities and stockholders’ equity	$287,429	$151,122
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$11,594	$6,707
Operating expenses:
Cost of revenues	4,669	1,976
Sales and marketing	5,542	4,875
Research and development	14,878	14,184
General and administrative	10,267	7,290
Change in fair value of contingent acquisition liabilities	4,162	—
Amortization of intangible assets	605	—
Restructuring	—	3,585
Total operating expenses	40,123	31,910
Loss from operations	(28,529)	(25,203)

Other income (expense), net:
Interest expense	(5,664)	(1,096)
Other income (expense), net	1,479	(802)
Total other expense, net	(4,185)	(1,898)
Loss before provision for income taxes	(32,714)	(27,101)
Provision for income taxes	295	329
Net loss	(33,009)	(27,430)
Cumulative dividends attributable to Series A Preferred Stock	(343)	(682)
Net loss attributable to SoundHound common shareholders	$(33,352)	$(28,112)

Other comprehensive income:
Unrealized gains on investments	36	—
Comprehensive loss	$(32,973)	$(27,430)

Net loss per share:
Basic and diluted	$(0.12)	$(0.14)

Weighted-average common shares outstanding:
Basic and diluted	286,596,559	205,082,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended March 31, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$(592,379)	$199	$28,168
Issuance of Class A common stock under the Sales Agreement	—	—	37,907,219	4	—	—	133,835	—	—	133,839
Issuance of Class A common stock and deferred equity consideration upon acquisition of SYNQ3	—	—	5,755,910	1	—	—	10,294	—	—	10,295
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards	—	—	5,092,348	—	—	—	9,171	—	—	9,171
Issuance of Class A common stock upon conversion of Class B common shares	—	—	4,750,000	1	(4,750,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(404,764)	(12,090)	14,070,854	1	—	—	12,089	—	—	—
Issuance of Class A common stock in connection with the cashless exercise of warrants	—	—	2,269,982	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,979	—	—	6,979
Net loss	—	—	—	—	—	—	—	(33,009)	—	(33,009)
Other comprehensive income	—	—	—	—	—	—	—	—	36	36
Balances as of March 31, 2024	70,241	$2,097	288,822,818	$29	32,735,408	$3	$778,503	$(625,388)	$235	$155,479

Three Months Ended March 31, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	160,297,664	$16	39,735,408	$4	$466,857	$(503,442)	$—	$(36,565)
Issuance of Class A common stock for equity incentive awards	—	—	3,468,525	—	—	—	2,425	—		2,425
Issuance of Class A common stock under the ELOC program	—	—	10,948,552	2	—	—	30,327			30,329
Issuance of Series A Preferred Stock	835,011	24,942	—	—	—	—	—	—		24,942
Stock-based compensation	—	—	—	—	—	—	8,249	—		8,249
Net loss	—	—	—	—	—	—	—	(27,430)		(27,430)
Balances as of March 31, 2023	835,011	$24,942	174,714,741	$18	39,735,408	$4	$507,858	$(530,872)	$—	$1,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(33,009)	$(27,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,470	708
Stock-based compensation	6,979	8,249
Loss on change in fair value of ELOC program	—	571
Amortization of debt issuance cost	1,231	16
Non-cash lease amortization	743	894
Foreign currency gain/loss from remeasurement	(55)	—
Change in fair value of contingent acquisition liabilities	4,162	—
Deferred income taxes	(281)	—
Other, net	45	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,248)	754
Other current assets	(533)	653
Contract assets	939	126
Other non-current assets	93	186
Accounts payable	905	(256)
Accrued liabilities	(673)	4,556
Operating lease liabilities	(888)	(963)
Deferred revenue	(1,606)	(2,603)
Other non-current liabilities	(222)	(1)
Net cash used in operating activities	(21,948)	(14,540)

Cash flows used in investing activities:
Purchases of property and equipment	(99)	(15)
Acquisition of SYNQ3, net of cash acquired	(3,689)	—
Net cash used in investing activities	(3,788)	(15)

Cash flows provided by financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	24,942
Proceeds from sales of Class A common stock under the ELOC program, net of issuance costs	—	28,683
Proceeds from sales of Class A common stock under the Sales Agreement	137,274	—
Proceeds from the issuance of Class A common stock upon exercise of options	8,887	2,425
Payment of financing costs associated with ELOC Program	—	(250)
Payment of financing costs associated with the Sales Agreement	(3,435)	—
Payments on notes payable	—	(4,120)
Payments on finance leases	(28)	(39)
Net cash provided by financing activities	142,698	51,641
Effects of exchange rate changes on cash	103	—
Net change in cash, cash equivalents, and restricted cash equivalents	117,065	37,086
Cash, cash equivalents, and restricted cash equivalents, beginning of period	109,035	9,475
Cash, cash equivalents, and restricted cash equivalents, end of period	$226,100	$46,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$211,744	$46,331
Non-current portion of restricted cash equivalents	14,356	230
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$226,100	$46,561

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,539	$1,074
Cash paid for income taxes	$727	$550

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$12,090	$—
Issuance of Class A Common Stock to settle commitment shares related to the ELOC program	$—	$915
Unpaid issuance costs in connection with the ELOC program	$—	$437
Deferred offering costs reclassified to additional paid-in capital	$—	$323
Property and equipment acquired under finance leases or debt	$83	$—
Fair value of Class A common stock and deferred equity consideration issued for business combination	$10,295	$—
Fair value of deferred cash consideration	$143	$—
Fair value of contingent earnout consideration	$1,676	$—
Fair value of contingent holdback consideration	$981	$—
Unpaid deferred offering cost	$200	$—

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION
Nature of Operations
SoundHound AI, Inc. (“we," "us," "our," "SoundHound” or the “Company”) turns sound into understanding and actionable meaning. SoundHound’s technology applications enable humans to interact with the things around them in the same way they interact with each other: by speaking naturally to mobile phones, cars, televisions, music speakers, coffee machines, and every other part of the emerging “connected” world. SoundHound's voice AI platform enables product creators to develop their own voice interfaces with their customers. The SoundHound Chat AI voice assistant allows businesses and brands to provide a next-generation voice experience for their users, seamlessly integrating Generative AI and a mix of real-time information domains. Houndify is an open-access platform that allows developers to leverage SoundHound’s Voice AI technology. The Company has developed a range of proprietary technologies on our voice AI platform, including Speech-to-Meaning, Deep Meaning Understanding, Collective AI, Dynamic Interaction and SoundHound Chat AI. The SoundHound music app allows customers to identify and play songs by singing or humming into the smartphone’s microphone, or by identifying the sound playing in the background from external sources. SoundHound also provides edge, cloud and hybrid (Edge+Cloud) connectivity solutions that allow brands to optimize their voice-enabled products and devices with options ranging from fully-embedded to exclusively cloud-connected.
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. ("SYNQ3") in a cash and stock transaction. Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $33.0 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $625.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of March 31, 2024 was $211.7 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Refer to Note 19 for information regarding the Company's equity financing activity subsequent to March 31, 2024. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2024 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of its financial position have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the fiscal year ending December 31, 2024 or any future interim period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Significant Accounting Policies
With the exception of the Significant accounting policies related to the SYNQ3 Acquisition (as defined in Note 3) which are disclosed below, there have been no material changes to our significant accounting policies disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Reclassification
Certain accounts in the prior year condensed consolidated financial statements were reclassified to conform with the current year presentation. The reclassification had an immaterial impact on our consolidated balance sheet in the prior year period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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
As of March 31, 2024, accounts receivable balances due from Customer A, B, and C accounted for 16%, 14% and 17% of the Company’s accounts receivable balance, respectively. As of December 31, 2023, accounts receivable balances due from Customer A, C, and D accounted for 40%, 32% and 15% of the Company’s accounts receivable balance, respectively.
As of March 31, 2024, unbilled receivables from Customer A, C and F accounted for 31%, 23% and 32% of the Company’s unbilled receivables balance, respectively. As of December 31, 2023, unbilled receivables from Customer A, B and C accounted for 59%, 16% and 11% of the Company’s unbilled receivables balance, respectively.
For the three months ended March 31, 2024, Customer A and C accounted for 26% and 22% of the revenue, respectively. For the three months ended March 31, 2023, Customer A, B, C and E accounted for 25%, 27%, 11% and 14% of revenue, respectively.
Business Combinations and Contingent Consideration

Business combinations are accounted for using the acquisition method. The Company allocates the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but the estimates and assumptions are inherently uncertain and subject to refinement. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, discount rate used to determine the present value of these cash flows and asset lives. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may make adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.
Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, the Company estimates fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability in the condensed consolidated balance sheet. The Company reviews and assesses the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Adjustments to estimated fair value related to changes in fair value are reported as change in fair value of contingent acquisition liabilities in our condensed consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three months ended March 31, 2024.
Intangible Assets with Definite Lives

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company's intangible assets consist principally of developed technology, customer relationships, tradename, and conversation data. The Company assesses the appropriate method of amortization of the intangible assets that reflects the pattern in which the economic benefits of the intangible assets are consumed. The Company determined that a straight-line method of amortization was appropriate for its intangible assets. The remaining useful lives of long-lived assets are re-assessed periodically at the asset group level for any events and circumstances that may change the future cash flows expected to be generated from the long-lived asset or asset group.
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of intangible assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There were no intangible asset impairments in any of the periods presented.
Recent Accounting Pronouncements — Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. Preliminarily, the Company will have increased disclosure requirements for its single reportable segment related to its significant segment expenses as well as additional information on its Chief Operating Decision Maker (“CODM”) and its use of reported measures. The Company will continue to evaluate this ASU to determine its impact on disclosures.
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
NOTE 3. BUSINESS COMBINATION

On January 3, 2024 (the "Closing Date"), the Company acquired all of the issued and outstanding equity of SYNQ3, a provider of voice AI and other technology solutions to the restaurant industry, for total preliminary purchase consideration of $17.0 million (the “SYNQ3 Acquisition”). The Company’s acquisition of SYNQ3 is expected to expand its AI customer service solutions and create a Voice AI provider for restaurants. The acquisition is expected to significantly extend the Company's market reach and accelerate the deployment of generative AI capabilities to the industry.
The total preliminary purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of the Company’s Class A Common Stock issued as of the Closing Date. The Company has also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of the Company’s Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of the Company’s Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. The Company also issued 2,033,156 restricted shares of the Company’s Class A Common Stock subject to time and performance-based vesting conditions at the Closing Date.

Holdback

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The $0.5 million in cash and 1,179,514 shares of the Company's Class A Common Stock is being withheld for a period of 15 months (the "Holdback Amount"). The Company determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.
The deferred cash holdback consideration of $0.1 million was recorded within other non-current liabilities at present value and the deferred share holdback consideration of 361,145 shares of the Company's Class A Common Stock was recorded within stockholders’ equity in the amount of $0.6 million based on the fair value of the Company's Class A Common Stock as of the Closing Date (the "Deferred Consideration").
The contingent cash and share holdback consideration to be issued is variable ("Contingent Holdback Consideration"). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities in connection with the SYNQ3 Acquisition. The Company accounted for the Contingent Holdback Consideration as a liability within contingent acquisition liabilities on the condensed consolidated balance sheet. As of the Closing Date, the Contingent Holdback Consideration was estimated to be $1.0 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2024, the Company recognized a $1.6 million loss related to the Contingent Holdback Consideration. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

Earnout

The Company also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent Earnout Consideration”). The Company accounted for the Contingent Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of the Closing Date, the Contingent Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. For the three months ended March 31, 2024, the Company recognized a $2.6 million loss related to the Contingent Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent Earnout Consideration.

Restricted stock awards

The 2,033,156 restricted shares of the Company's Class A Common Stock issued at the Closing Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 13 to our unaudited condensed consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

Preliminary purchase price allocation

The preliminary purchase price allocation was performed as of January 3, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash paid	$3,910
Equity consideration	9,687
Deferred cash consideration	143
Deferred equity consideration	608
Contingent earnout consideration	1,676
Contingent holdback consideration	981
Purchase price	17,005

Assets acquired:
Cash	221
Accounts receivable	1,500
Prepaid expenses	72
Intangible assets	12,705
Total identified assets acquired	14,498

Liabilities assumed:
Accounts payable	440
Accrued liabilities	1,677
Deferred revenue	104
Other non-current liabilities	750
Deferred tax liability	282
Total liabilities assumed	3,253

Fair value of identifiable net assets acquired	$11,245
Goodwill acquired on acquisition	$5,760

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination, and the goodwill is not deductible for tax purposes.

The preliminary purchase price allocation has not been finalized as of March 31, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent sales tax liability assumed, and fair value of the contingent acquisition liabilities. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	3.0	$5,210
Customer relationships	4.0	4,800
Tradename	2.0	1,410
Conversation data	2.5	1,285
		$12,705

The Company incurred $1.3 million in acquisition related expenses, of which $0.2 million was incurred during the three months ended March 31, 2024 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Restricted stock units

As a condition of the SYNQ3 Acquisition, the Company additionally granted certain employees awards with future vesting conditions. As a result, the Company determined that these awards should be accounted for separately from the acquisition and therefore are excluded from purchase consideration. See Note 13 to our unaudited condensed consolidated financial statements included within this report for more information on these awards.

Unaudited pro forma financial information

The financial results of SYNQ3 are included in these unaudited condensed consolidated financial statements from the date of the acquisition. The acquired business contributed revenue of $3.0 million and net loss of $1.6 million to the Company for the period from January 3, 2024 to March 31, 2024.

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the business combination was completed on January 1, 2023, the beginning of the comparable prior annual reporting period.

Unaudited
Three Months Ended
March 31, 2023
Revenue	$10,805
Net loss attributable to SoundHound AI, Inc.	$(35,247)

The unaudited pro forma financial information includes the combined historical operating results of the Company and SYNQ3 prior to the acquisition, with adjustments to give effect for the SYNQ3 Acquisition and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental compensation related to amended severance agreements, incremental transaction costs related to the acquisition, change in fair value of contingent acquisition liabilities, elimination of interest expense related to SYNQ3’s previously outstanding debt, elimination of amortization expense related to SYNQ3's previously recognized goodwill, and the related tax effects of pro forma adjustments for the period. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

The Company did not have any material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Revenues derived as a result of the SYNQ3 Acquisition are categorized as hosted services revenue.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates and is based on input and output measures. During the three months ended March 31, 2024, $1.5 million of professional service revenue was recognized over time. During the three months ended March 31, 2024, there was no professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the three months ended March 31, 2023, $0.7 million of professional service revenue was recognized over time, with the remaining $0.9 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
good or service will be one year or less. If there is a period of one year or longer between the transfer of promised services and payment, it is generally for reasons other than financing, thus, the Company does not adjust the transaction price for financing components.
For the three months ended March 31, 2024 and 2023, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Hosted services	$8,907	$4,745
Professional services	1,472	1,643
Licensing	1,093	179
Monetization	122	140
Total	$11,594	$6,707
For the three months ended March 31, 2024 and 2023, the disaggregated revenue by geographic location was as follows* (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$3,734	$786
Korea	3,398	2,259
France	2,566	730
Other	973	207
Japan	923	937
Germany	—	1,788
Total	$11,594	$6,707

*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location.
For the three months ended March 31, 2024 and 2023, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Over time revenue	$10,380	$5,505
Point-in-time	1,214	1,202
Total	$11,594	$6,707
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage or life of the products, which are driven by number of devices, users or unit of time. Service Subscription revenues are generated through Houndified Services, which include customer services, food ordering, content,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
appointments and voice commerce. Subscription revenues are derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional services that develop and customize the Houndify platform to fit customers’ specific needs. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.
For the three months ended March 31, 2024 and 2023, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Product royalties	$7,889	$6,176
Service subscriptions	3,583	391
Monetization	122	140
Total	$11,594	$6,707
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
As of January 1, 2023, accounts receivable, net of allowances, was $3.4 million, contract assets were $8.7 million and deferred revenue was $13.4 million.
The contract asset and unbilled accounts receivable, net as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	Balance Sheet Presentation	March 31, 2024	December 31, 2023
Unbilled account receivables - current	Contract assets and unbilled receivables, net of allowance for credit losses	$7,068	$5,138
Contract assets - current	Contract assets and unbilled receivables, net of allowance for credit losses	5,036	6,642
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	1,251	—
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	13,855	16,492
The change in the Company's contract assets and contract liabilities during the current period was primarily the result of the timing differences between the Company's performance, invoicing and customer payments. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $1.9 million for the three months ended March 31, 2024 and $1.8 million for the three months ended March 31, 2023.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $11.8 million. Given the applicable contract terms, $6.3 million is expected to be recognized as revenue within one year, $3.4 million is expected to be recognized between 2 to 5 years and the remainder of $2.1 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill for the three months ended March 31, 2024, was as follows (in thousands):

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	5,760
Balance as of March 31, 2024	$5,760

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of SYNQ3 at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$5,210	$520	$4,690
Customer relationships	4,800	300	4,500
Tradename	1,410	176	1,234
Conversation data	1,285	129	1,156
Total	$12,705	$1,125	$11,580
Amortization expense of intangible assets was $1.1 million for the three months ended March 31, 2024. These expenses were recorded as $0.5 million within cost of revenues, and $0.6 million within operating expenses for the respective periods. There was no amortization expense during the three months ended March 31, 2023.
Future amortization expense of intangible assets held as of March 31, 2024, are as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Year ending December 31,
2024	$3,030
2025	4,156
2026	3,194
2027	1,200
Total	$11,580
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation expenses	$8,141	$6,961
Accrued vendor payables	3,158	3,792
Accrued lender fees	3,501	2,603
Other accrued liabilities	541	528
	$15,341	$13,884
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of March 31, 2024 (in thousands):

Remainder of 2024	$8,250
2025	14,000
2026	16,000
2027	24,000
2028	24,000
Total	$86,250
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
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.0 million as of March 31, 2024 and $0.2 million as of December 31, 2023.
NOTE 8. WARRANTS
Term Loan Warrants
In connection with the Credit Agreement (as defined in Note 9), on the Term Loan Closing Date the Company issued warrants to purchase up to 3,301,536 shares of the Company’s Class A Common Stock to the Agent and its assign (the “Term Loan Warrants”). The Term Loan Warrants have a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrants will be automatically cashless exercised immediately prior to a change in control of the Company. The Term Loan Warrants are indexed to the Company's stock and were classified as an equity instrument. On the Term Loan Closing Date, this resulted in the Company allocating the gross proceeds and issuance costs between the Term Loan and the Term Loan Warrants based on their relative fair values, resulting in the initial recognition of the Term Loan Warrant at $4.1 million as additional paid-in-capital on the condensed consolidated balance sheets.
In March 2024, the Company issued 2,269,982 shares of the Company's Class A Common Stock resulting from the cashless exercise in full of the Term Loan Warrants that were outstanding. As of March 31, 2024, all of the Term Loan Warrants had been exercised and no Term Loan Warrants are outstanding.
Warrants Related to the ATSP Merger
Public Warrants
On April 26, 2022 (the "Closing"), pursuant to a merger agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co. (“ATSP”), ATSPC Merger Sub, Inc. and SoundHound, Inc. (“Legacy SoundHound”), the parties consummated the merger of ATSPC Merger Sub, Inc. with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation, as well as the other transactions contemplated by the Merger Agreement (the merger and such other transactions collectively referred to the “ATSP Merger”).
Prior to the ATSP Merger, ATSP issued public warrants ("Public Warrants"). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares were issued upon exercise of the Public Warrants. The Company may redeem the outstanding warrants, for $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants for cash, or on a cashless basis.
Subsequent to the closing of the ATSP Merger, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock.
Private Warrants
Prior to the ATSP Merger, ATSP issued private warrants ("Private Warrants"). The Private Warrants were initially issued in the same form as the Public Warrants with the exception that the Private Warrants: (i) would not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The Private Warrants were initially classified as derivative liability instruments as they met the definition of a derivative and were not considered indexed in the Company’s own stock as the settlement value could be dependent on who held the Private Warrants at the time of exercise. Upon the Closing of the ATSP Merger, the Company modified its Private Warrants to be identical to its Public Warrants. Therefore, the Private Warrants met requirements for classification as equity instruments, as they are indexed to the Company’s stock.
As of March 31, 2024, there were 3,665,996 Public Warrants and Private Warrants issued and outstanding. There have been no exercises during the three months ended March 31, 2024 and March 31, 2023.
NOTE 9. NOTE PAYABLE
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the three months ended March 31, 2023, the interest rate was 13.50%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. During the three months ended March 31, 2023, the Company recorded $0.6 million in interest expense related to the debt discounts.
Concurrently with the Company's entry into the Credit Agreement (as defined below), the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SVB March 2021 Note. In connection with the SVB March 2021 Note prepayment, the Company paid a total of $18.5 million on April 14, 2023, which consisted of (i) the remaining principal amount outstanding of $18.1 million, (ii) a prepayment premium of $0.3 million, (iii) accrued and unpaid interest of $0.1 million and (iv) a nominal amount for transaction expenses, resulting in a loss on debt extinguishment of $0.4 million.
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the three months ended March 31, 2023, the interest rate was 0.14%. Payments were interest-only for the first twelve months and principal and interest through maturity. During the three months ended March 31, 2023, the Company recorded $0.4 million in interest expense related to the debt discounts.
Concurrently with the Company’s entry into the Credit Agreement (as defined below), the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note. In connection with the SCI June 2021 Note prepayment on April 14, 2023, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.5 million, (ii) a prepayment premium of approximately $0.2 million and (iii) a nominal amount for transaction expenses, resulting in loss on debt extinguishment of $0.4 million.
Term Loan
On April 14, 2023 (the “Term Loan Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million (the “Term Loan”). The Credit Agreement also permits the Company to request additional commitments of up to $25.0 million in the aggregate, with funding of such commitments in the sole discretion of the lenders under certain circumstances, which will be subject to the same terms as the Term Loan if funded. On the Term Loan closing date, the Company also entered into a Guarantee and Collateral Agreement. In addition, the Company is

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
obligated to pay incremental lender fees (the "Lender fees"), beginning on the Term Loan closing date, initially at a rate of 3.5% of the principal amount of the Term Loans for the first 18 months paid semi-annually to provide a collateral protection insurance policy on behalf of the lenders. Such rate for the Lender Fees will decrease to 2.5% after the 18-month anniversary of the Term Loan Closing Date. As the lenders are the sole beneficiary of the insurance policy, the Lender Fees are deemed to be additional fees payable to the Lenders and is therefore being recognized as interest expense over the term of the Term Loan based on effective interest method.
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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR rate published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR rate plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of March 31, 2024, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date. The effective interest rate was 25.18% for the quarter ended March 31, 2024. The Company incurred and paid $3.5 million in stated interest in the condensed consolidated statements of operations and comprehensive loss for the period ended March 31, 2024. During the period ended March 31, 2024, the Company recorded $1.1 million in interest expense related to the debt discount. The remaining period over which the discount will be amortized is 3.04 years as of March 31, 2024.
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
The Credit Agreement also contains customary representations and warranties for a facility of this nature and affirmative and negative covenants. In particular, the Credit Agreement requires the Company to have liquidity at least equal to the Interest Escrow Required Amount (as defined in the Credit Agreement) as of the last day of each fiscal quarter. The Interest Escrow Required Amount is included in restricted cash equivalents, non-current on the condensed consolidated balance sheet as of March 31, 2024. In addition, the Credit Agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. As of March 31, 2024, the Company was in compliance with all covenants prescribed in the Credit Agreement.
The Credit Agreement includes customary events of default, including, but not limited to, nonpayment of principal or interest, breaches of representations and warranties, failure to perform or observe covenants, cross-defaults with certain

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
other indebtedness, final judgments or orders, certain change of control events, and certain bankruptcy-related events or proceedings. Upon the occurrence of an event of default (subject to notice and grace periods), obligations under the Credit Agreement could be accelerated.
The aggregate long-term debt maturities were as follows as of March 31, 2024 (in thousands):

Remainder of 2024	—
2025	—
2026	—
2027	100,000
Total	100,000
Less: unamortized discount	(14,457)
Long-term portion of debt	$85,543
The following table summarizes the Company’s debt balances as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Term Loan	$100,000	$100,000
Current portion of debt	—	—
Unamortized discount and debt issuance costs	(14,457)	(15,688)
Carrying value of long-term debt	$85,543	$84,312
NOTE 10. RESTRUCTURING
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consist of employee severance payments, employee benefits and share-based compensation. The costs associated with the Restructuring Plan were recorded to the restructuring expense line item within our condensed consolidated statements of operations as incurred. During the period ended March 31, 2023, we recorded 3.6 million of restructuring expenses in connection with the Restructuring Plan, of which $1.3 million were cash payments. The Restructuring Plan was substantially complete as of December 31, 2023.
NOTE 11. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds.
Liquidation Preference
The Liquidation Preference per share of Preferred Stock was initially equal to $30.00, the original issue price per share. On January 1, 2024, the Company's Series A Preferred Stock holders received their latest dividends paid-in-kind as an increase

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
in Liquidation Preference, thereby increasing the Liquidation Preference per share to approximately $34.13. Additionally, as of March 31, 2024, the Series A Preferred Stock had accrued additional dividends since the last dividend payment date which has the effect of increasing the Liquidation Preference to approximately $35.32.
Redemption
The Series A Preferred Stock is not mandatorily redeemable.
Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. As of March 31, 2024, the condition of automatic conversion was not met and no Series A Preferred Stock were automatically converted.
During the three months ended March 31, 2024, certain Investors optionally converted 404,764 shares of preferred stock into 14,070,854 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion. There were no conversions during the three months ended March 31, 2023.
Since issuance, there have been a total of 764,770 shares of preferred stock converted into shares of Class A Common Stock. As of March 31, 2024, 70,241 shares of preferred stock remain outstanding.
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
NOTE 12. COMMON STOCK
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
On all matters to be voted upon, subject to the rights of any holders of any series of preferred stock, holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval. Holders of Class A and B Common Stock are entitled to one vote and ten votes per share respectively on all matters submitted to the stockholders for their vote or approval.
Each share of Class B Common Stock shall convert into one fully paid and nonassessable share of Class A Common Stock upon mandatory or optional conversion. Shares of Class B Common Stock will be automatically converted into shares of Class A Common Stock upon the occurrence of certain future events, generally including transfers, subject to limited exceptions set forth in the amended charter. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B Common Stock could gain significant voting control as other holders of Class B Common Stock sell or otherwise convert their shares into Class A Common Stock.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended March 31, 2024, certain holders of Class B Common Stock optionally converted 4,750,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock. There were no conversions during the three months ended March 31, 2023.
Equity Line of Credit ("ELOC")
On August 16, 2022, the Company entered into a common stock purchase agreement (“Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (the “Counterparty”). Pursuant to the Common Stock Purchase Agreement, the Company had the right, but not the obligation, to direct the Counterparty to purchase up to 25,000,000 shares of Class A Common Stock, subject to certain limitations and conditions (the "ELOC Program") at a purchase price equal to 97% of the volume weighted average stock price for a given purchase date. In connection with the execution of the Common Stock Purchase Agreement and the side letter on February 14, 2023, the Company issued 250,000 shares of Common Stock (the “Initial Commitment Shares”), and additional cash commitment fee of $0.3 million.
The Company recorded Common Stock Purchase Agreement as a derivative liability with an initial fair value of $1.1 million based on the upfront commitment fee in the form of proceeds from future issuance of commitment shares to the Counterparty plus certain fees and expenses as specified in the Purchase Agreement.
The Company recorded changes in the fair value of the derivative liability associated with the ELOC Program of $0.6 million for the three months ended March 31, 2023 as other income (expense), net on its condensed consolidated statements of operations and comprehensive loss. The Company incurred third-party costs of $0.2 million related to the execution of the Common Stock Purchase Agreement which were recorded as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.
During the year ended December 31, 2023, the Company sold the entirety of the 25,000,000 shares for aggregate proceeds of approximately $71.7 million, with the volume weighted average stock price of shares purchased by the Counterparty ranging from $1.75 to $4.26 per share.

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
During the three months ended March 31, 2024, the Company sold a total of 37,907,219 shares of our common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of common stock was $133.8 million.
NOTE 13. STOCK INCENTIVE PLANS
2016 Equity Incentive Plan
In April 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as a successor and continuation of the 2006 Plan. Under the 2016 Plan, the Company was permitted to grant awards of stock options and Restricted Stock Units

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
("RSUs"), as well as stock appreciation rights and other stock awards. The Company no longer has shares available for issuance under the 2016 Plan.
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. As of March 31, 2024, the Company had 10,027,862 shares remaining for issuance under the 2022 Incentive Plan.
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). As of March 31, 2024, 478,023 shares of Class A Common Stock were issued under the ESPP.
Stock Options
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $3.7 million, which we expect to recognize over a weighted-average period of 1.29 years. There were no options granted during the three months ended March 31, 2024.
Restricted Stock Units ("RSUs")
RSUs granted generally vest over a four-year period, with 25% cliff vesting after one year and then ratably on a quarterly basis for the remaining three years. Besides RSUs with vesting condition tied to requisite service period, the Company also issues RSUs with vesting conditions tied to certain market conditions (“Market-Based RSUs”) and RSUs with vesting conditions tied to certain performance criteria ("Performance-Based RSUs").
In connection with the SYNQ3 Acquisition, the Company granted 1,434,978 RSUs (the "Retention Pool"), 25% of which is subject to service conditions that vest at the end of each of the upcoming three fiscal years and 75% of which is subject to both service and performance-based vesting conditions at the end of each of the upcoming three fiscal years, respectively.
The performance level for each of the fiscal years 2024, 2025 and 2026 is based on tiered annual revenue targets, subject to a floor of $9.0 million, $21.0 million and $30.0 million, respectively, with vesting ranging from 50% to 100% of the RSUs granted depending on the level of achievement of the specified revenue target in each year.
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of March 31, 2024, performance level of 2024 revenue amount was not probable of being met and performance levels of 2025 and 2026 were probable of being met.
The Company also granted 1,952,000 RSUs that vest over a four-year requisite service period to SYNQ3 employees. Additionally, the Company granted 398,200 RSUs to other employees of the Company during the three months ended March 31, 2024. As a result, the Company granted total of 3,785,178 RSUs during the three months ended March 31, 2024.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $45.0 million.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested Market-based RSUs was approximately $0.3 million. There were no Market-Based RSUs granted during the period ended March 31, 2024.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $8.4 million. There were 1,076,234 Performance-Based RSUs granted during the period ended March 31, 2024.
The total unrecognized stock-based compensation related to unvested RSUs is $53.8 million and this will vest over a weighted average period of 2.37 years.
Restricted Stock Awards
In connection with the SYNQ3 Acquisition, a total of 2,033,156 unvested restricted Class A Common Stock shares ("RSAs") were issued, 25% of which are subject to service conditions that vest at the end of each of the upcoming three fiscal years in three tranches, and 75% of which is subject to both service and performance-based vesting conditions in three tranches.
The performance level for each of the fiscal years 2024, 2025 and 2026 is based on tiered annual revenue targets, subject to a floor of $9.0 million, $21.0 million and $30.0 million, respectively, with vesting ranging from 50% to 100% of the RSAs granted depending on the level of achievement of the specified revenue target in each year.
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of March 31, 2024, the performance level of the 2024 revenue amount was not probable of being met and performance levels of 2025 and 2026 were probable of being met.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $1.8 million and $2.9 million, respectively, over a weighted average period of 2.52 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive loss for the period ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$152	$115
Sales and marketing	975	1,282
Research and development	3,548	2,500
General and administrative	2,304	2,099
Restructuring costs	—	$2,253
Total	$6,979	$8,249

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations is comprised of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Other income (expense), net
Interest income	$1,815	$157
Loss on change in fair value of ELOC program	—	(571)
ELOC commitment fees and reimbursement cost to Counterparty	—	(325)
Other income (expense), net	(336)	(63)
Total other income (expense), net	$1,479	$(802)
NOTE 15. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(33,009)	$(27,430)
Cumulative dividends attributable to Series A Preferred Stock	(343)	(682)
Net loss attributable to SoundHound common shareholders (in thousands)	$(33,352)	$(28,112)
Denominator:
Weighted average shares outstanding – basic and dilutive	286,596,559	205,082,328
Basic and diluted net loss per share	$(0.12)	$(0.14)
For the three months ended March 31, 2024 and 2023, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three months ended March 31, 2024 and 2023:

	As of March 31,
	2024	2023
Stock-based awards	30,614,247	34,735,981
Series A Preferred Stock	2,480,589	25,050,330
Common stock warrants	3,665,996	3,665,996
Unvested restricted share awards	2,033,156	—
Contingently issuable shares	1,906,746	—
Total	40,700,734	63,452,307

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 16. INCOME TAXES
The tax expense and the effective tax rate were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(32,714)	$(27,101)
Income tax expense	295	329
Effective tax rate	(0.90)%	(1.21)%

The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes, foreign tax rate differentials from the U.S. domestic statutory tax rate and tax benefit resulting from acquisition.
NOTE 17. FAIR VALUE MEASUREMENTS
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$36,349	$—	$—
Money market funds	172,099	$—	$—
Total assets	$208,448	$—	$—
Liabilities:
Contingent acquisition liabilities
Contingent holdback consideration	$—	$—	$2,551
Contingent earnout consideration	—	$—	$4,268
Total liabilities	$—	$—	$6,819

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$35,961	$—	$—
Money market funds	54,542	—	—
Total assets	$90,503	$—	$—
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent Holdback Consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	1,570
Balance as of March 31, 2024	$2,551
The fair value of the cash portion of the Contingent Holdback Consideration was estimated based upon the holdback period of fifteen months, and discounted using the risk-free interest rate based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the fifteen-month holdback period. The fair value of the equity portion of the Contingent Holdback Consideration was estimated based upon the value of the Company’s Class A Common Stock price. The fair value of the Contingent Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3.
The fair value of the Contingent Holdback Consideration has been estimated as of the Closing Date and the three month period ended March 31, 2024, under the following assumptions:

	January 3, 2024	March 31, 2024
Risk-free interest rate	4.6%	4.8%
Holdback period	1.25 years	1.0 year
Contingent Earnout Consideration
The reconciliation of the Company's Earnout Consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Change in the fair value of liability	2,592
Balance as of March 31, 2024	$4,268
The Company utilizes a Monte Carlo simulation to value the Contingent Earnout Consideration. The Company selected this model as it believes it is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Contingent Earnout Consideration. Such assumptions include, among other inputs, expected stock price volatility, risk-free rates, and change in control assumptions. The Company estimates the expected volatility of its common stock based on historical volatility of a peer group, considering the remaining term of the Contingent Earnout Consideration. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Contingent Earnout Consideration. The expected life of the Contingent Earnout Consideration is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The fair value of the Contingent Earnout Consideration has been estimated as of the Closing Date and the three month period ended March 31, 2024, with the following assumptions for the unobservable inputs:

	January 3, 2024	March 31, 2024
Discount rate	12.6%	12.4%
Expected stock price volatility	115.3%	128.7%
Risk-free interest rate	4.2%	4.5%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.4 - 2.3 years

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three months ended March 31, 2024 and 2023.
NOTE 18. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the period ended September 30, 2023, the Company identified immaterial prior period errors related to following: 1) accounting for the ELOC as a derivative instrument; 2) classification of Lender Fees and allocation of the warrants in connection with the Term Loan; and 3) the incorrect recording of in-kind dividends associated with the Company’s Series A Preferred Stock. The identified errors were included in the Company's previously issued quarterly condensed consolidated financial statements for the three and six months ended March 31, 2023 and June 30, 2023.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and determined that the related impacts were not material to its condensed consolidated financial statements for the prior year periods when they occurred, but the Company determined it would be appropriate to correct the errors in the current period in the Company’s consolidated statements of operations and comprehensive loss, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of stockholders’ deficit for any periods impacted.
The Company has revised the previously issued condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit as of and for the three and six months ended June 30, 2023, and as of and for the three months ended March 31, 2023. All relevant prior period amounts affected by these revisions have been corrected in the notes in this Form 10-Q.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following tables reflect the impact of these revisions on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 (dollars in thousands, except per share amounts):

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 19. SUBSEQUENT EVENTS
Equity Distribution Agreement
On April 9, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc., Barclays Capital Inc., Wedbush Securities Inc., Northland Securities, Inc. and Ladenburg Thalmann & Co. Inc. (each, a “Manager,” and, collectively, the “Managers”) with respect to an at-the-market equity program under which the Company may offer and sell aggregate gross sale proceeds up to $150,000,000 of shares of its Class A Common Stock from time to time through the Managers (the “ATM Offering”). Sales of Class A Common Stock, if any, under the Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Managers will be entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock. The Company will reimburse the Managers for certain specified expenses in connection with the execution of the Equity Distribution Agreement.
During April 2024, the Company sold 7,239,282 shares of our common stock under the Equity Distribution Agreement at an average price of $4.17 per share for $30.2 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $0.8 million. Following this issuance, the Company has a remaining capacity to sell up to an additional $119.8 million of the Company's common stock under the Equity Distribution Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation as of and for the year ended December 31, 2023 (“2023”) included in our Annual Report on Form 10‑K for 2023 filed with the SEC on March 1, 2024 ("Form 10-K"). Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.
We have revised the previously issued condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ deficit tables as of and for the three months ended March 31, 2023 to correct for such errors as described in Note 18 of our notes to the condensed consolidated financial statements. All relevant prior period amounts affected by these revisions have been corrected in Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 155 patents granted and over 115 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions, which is estimated to grow to over $140 billion per year by 2024.

We believe that SoundHound is well-positioned to fill the growing void and demand for an independent Voice AI platform. The Voice AI offerings from big tech companies are primarily an extension of their more core services and offerings. Rather than strengthening a customer’s product, it can take over the entire experience, thus disintermediating our brand, users and data. As a result, brands relying on big tech may lose their ability to innovate, differentiate and customize. In some cases, these providers even compete with the products they support, making them increasingly less attractive as a choice for a voice interface.
The alternative options are generally legacy vendors tending to use what we consider to be dated technologies at a high price. Furthermore, many of these technologies still require significant effort by the product creators to turn them into solutions that can compete with the quality of the big tech offering, which in many cases is not practical. Due to the high barrier to entry in Voice AI, there are not many independent players.
This creates a great opportunity for SoundHound: we believe that we provide disruptive technologies that are superior to the alternatives, with better terms, allowing customers to maintain their brand, control the user experience, get access to the data and define their own privacy policies, while being able to customize, differentiate, innovate and monetize.
When it comes to criteria for adoption, our goal is to win on every dimension. We believe that the first two criteria customers typically consider are technology and brand control. We strive to provide our customers with the best technology, and we provide a white label solution giving our customers control of their brands. In some industries you may have to choose between technology and brand control. In our case, we offer our customers the best of both, enabling them to offer disruptive technologies to their users while maintaining control of their brand and user experience.
We also expect to provide an additional path to monetization for our customer base. By choosing our platform, product creators can generate additional revenue while making their product better by using Voice AI, providing further incentive to choose our platform.
We believe that we offer a superior ecosystem, benefiting from our Collective AI product architecture along with offering customers definable privacy controls, which are becoming increasingly important in the industry of Voice AI. Additionally, there is no conflict of interest between us and our partners and customers as we do not compete with them (as some other Voice AI vendors do). We also offer edge and hybrid solutions. This means our technology can optionally run without a cloud connection for increased flexibility and privacy. We aim to deliver the most advanced Voice AI in the world and thus allowing our partners to differentiate and innovate their overall experiences for their brands.
We strongly believe that product creators know their product and users best. The idea of a single third-party assistant taking over their product is not reflective of our anticipated future. We envision that every product will have its own identity, and will have Voice AI customized in different ways. Product creators can each tap into a single Collective AI to access the ever-growing set of domains, but the product creators can innovate on top of Collective AI and create value for the end users in their own way. This is the future that we are focusing on enabling.
When a product is voice enabled, we see three stages of integration and value propositions. The first stage is to enable the core use case of the product. For example, the product could be a TV, a coffee machine, a car, a wearable device, a robot, a smart speaker, an appliance or other devices, and with your voice you can control the functionality of the device and the product. With a TV, you can ask it to change the channel, increase the volume, rewind by 30 seconds, search for movies and even add personalization by adding a TV show to your favorites. Note that this is different from adding a third-party voice assistant to the product. Our view is that every product needs to have an interface, and voice-AI is a natural and compelling interface that unlocks new use cases and potential. Consider just the simple example of rewinding or fast forwarding by a specific duration. That is a command that can be done with voice in only few seconds, but it can take many steps to use alternative interfaces such as a remote control or a companion app.
Once the core features of a product are voice-enabled, it can be further enhanced in the second stage of integration: the addition of third-party content and domains. SoundHound has extensive partnerships with content providers and, through these partnerships, can fulfill many needs of our customers. For example, your TV, car or even a coffee machine can answer questions about weather, sports scores, stock prices or flight status, and even search for a local business. The addition of these public domains further enhances the value proposition of the product.
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
There are three pillars to our revenue model. The first pillar is Product Royalties, where we voice enable a product and the product creator pays us a royalty based on volume, usage or duration. SoundHound collects royalty revenue when our technology is placed in a car, smart speaker or an appliance, for example.
The second pillar is Service Subscription. This is when, for example, SoundHound enables customer service or food ordering for restaurants or content management, appointments and voice commerce. And, for that, we generate subscription revenue from the service providers. Pillars one and two can grow independently and they are proven, established business models.
The third pillar seeks to create a monetization ecosystem that brings the services from pillar two to the products in pillar one. When the users of a voice-enabled product in pillar one access the voice-enabled services of pillar two, these services generate new leads and transactions. SoundHound will generate monetization revenue from the services for generating these leads and transactions, and we will share the revenue with the product creators of pillar one.
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
We expect this disruptive, three-pillar business model will create a monetization flywheel; as more products integrate into our platform, more users will use it and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform and the cycle will perpetually continue and expand. This ecosystem increases adoption and increases our addressable market. While all three pillars contribute to our revenues today, the majority of the contribution is currently from our first pillar with only a small contribution from pillar three from our music identification app. Over time, the subscription and monetization portions are expected to grow and make a bigger contribution to our overall revenue.
Recent Developments

SYNQ3 Acquisition
In December 2023, we entered an Agreement and Plan of Merger (the "Acquisition") with a closing date of January 3, 2024 with Synq3, Inc. ("SYNQ3"), a leading provider of voice AI and other technology solutions to the restaurant industry, to acquire its issued and outstanding equity. The acquisition of SYNQ3 is expected to expand our AI customer service solutions and create the largest Voice AI provider for restaurants. We believe the acquisition will significantly extend our market reach to over 10,000 signed locations and accelerate the deployment of leading-edge generative AI capabilities to the industry — strengthening SoundHound’s leadership as we move to rapidly roll out our proprietary AI solutions to restaurants across the U.S. and beyond. Together, with a total of more than 25 national and multinational chains, the highly complementary businesses will match nearly two decades of SoundHound AI innovation with decades of SYNQ3 industry expertise and established relationships. We have incurred certain significant costs relating to the Acquisition, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Refer to the "Liquidity and Capital Resources" section for discussion on the purchase price and the Acquisition's impact on SoundHound's liquidity and refer to "Item 1A. Risk Factors" in our Form 10-K for a discussion regarding the risks associated with the Acquisition.

Equity Distribution Agreement
We entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) on April 9, 2024 with Citigroup Global Markets Inc., Barclays Capital Inc., Wedbush Securities Inc., Northland Securities, Inc. and Ladenburg Thalmann & Co. Inc. (collectively, the "Managers") with respect to an at-the-market equity program. Under this program, we may offer and sell aggregate gross sale proceeds up to $150.0 million of shares of our Class A Common Stock ("Class A Common Stock") through the Managers. Refer to the "Liquidity and Capital Resources" section for more information.
Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:
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
•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models that we believe will enhance value to customers, partners and shareholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. As we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Additionally, we may look to acquire other companies in the industry to develop synergies with our existing business.
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
•Industry Risks. Inflation has risen significantly worldwide and the United States has recently experienced historically high levels of inflation. This inflation and government efforts to combat inflation, such as recent and future significant increases to benchmark interest rates and other related monetary policies, have and could continue to increase market volatility and have an adverse effect on the domestic and international financial markets and general economic conditions. Additionally, the military conflict between Russia and Ukraine and the Israel-Hamas war have had an adverse impact on the global economy and financial markets. Although our business has not been materially impacted by the Russia-Ukraine conflict or the Israel-Hamas war, it is impossible to predict the extent to which our operations, or those of our customers’ suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflicts may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $11.8 million as of March 31, 2024. Given the applicable contract terms, $6.3 million is expected to be recognized as revenue within one year, $3.4 million is expected to be recognized between 2 to 5 years and the remainder of $2.1 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
We anticipate that we will experience fluctuations in our revenues from quarter-to-quarter due to a variety of factors, including acquisitions, the supply and demand of end user products such as automobiles, the size and success of our sales force and the number of users who are aware of and use our application. See Note 4 to our unaudited condensed consolidated financial statements included within this report for more information.
Operating Expenses
We classify our operating expenses into the following seven categories, which are cost of revenues, sales and marketing, research and development, general and administrative, change in fair value of contingent acquisition liabilities, amortization of intangible assets and restructuring. With respect to sales and marketing, research and development, and general and administrative, each expense category includes overhead, including rent and related occupancy costs, which is allocated based on headcount. We plan to continue investing to support our go-to-market strategies and customer engagement, develop our current and future applications and support our operations as a public company. While our gross margin may continue to fluctuate in the near-term due to revenue contributions from varying product mixes, as well as acquisitions, we expect it will stabilize as we continue to scale our business.
Cost of Revenues
SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses including personnel costs under call centers that are directly related to these revenue streams. Additionally, our cost of revenues also includes the amortization of developed technology acquired from SYNQ3 as an intangible asset.
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
The costs of these activities consist primarily of personnel-related expenses, third-party consultants and costs associated with technological supplies and materials, along with other direct and allocated expenses such as facility costs, depreciation and other shared expenses. We expense research and development costs associated with the design and development of new products in the periods in which they are incurred.
General and Administrative
General and administrative expenses consist of personnel-related costs, accounting and legal expenses, third-party consulting costs, insurance and allocated overhead including rent, depreciation and utilities.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of contingent acquisition liabilities is related to contingent consideration from the Acquisition, The contingent consideration was determined to be liability classified and is remeasured as of each reporting period with a corresponding change in fair value recorded.
Amortization of Intangible Assets
Amortization of acquired customer relationships, tradename and conversation data is included within operating expenses and arises from the amortization of assets acquired through the Acquisition. We review intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared with the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment charge would be recorded to write down the asset to its estimated fair value.
Restructuring
Restructuring expenses consisted of employee severance payments, employee benefits and share-based compensation related to reduced headcount from our restructuring plan ("Restructuring Plan") announced in January 2023. The Restructuring Plan was complete as of December 31, 2023.
Interest Expense
Interest expense consists of stated interest incurred on our outstanding convertible notes and term debt during the relevant periods, as well as the amortization of debt discounts and issuance costs over the life of the instruments or a shorter period if a lender can demand payment in the event certain events occur that are outside of our control.
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
Provision for Income Taxes
Income tax expense includes federal, state and foreign taxes and is based on reported income before income taxes. We are in a cumulative loss position for tax purposes based on historical earnings. As of December 31, 2023, we had $395.5 million of U.S. federal and $109.4 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $306.8 million federal net operating loss carryforwards and $5.6 million state net operating loss carryforwards, which can be carried forward indefinitely.
We had federal and state research and development credit carryforwards of $14.4 million and $10.9 million, respectively, as of December 31, 2023. The federal credits will expire starting in 2029 if not utilized. The state credits can be carried forward indefinitely. We also had Canadian SR&ED tax credits of $1.7 million, which expire starting in 2038 if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. Our net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.
Results of Operations
The following tables set forth the significant components of our results of operations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenues	$11,594	$6,707	$4,887	73%
Operating expenses:
Cost of revenues	4,669	1,976	2,693	136%
Sales and marketing	5,542	4,875	667	14%
Research and development	14,878	14,184	694	5%
General and administrative	10,267	7,290	2,977	41%
Change in fair value of contingent acquisition liabilities	4,162	—	4,162	100%
Amortization of intangible assets	605	—	605	100%
Restructuring	—	3,585	(3,585)	*
Total operating expenses	40,123	31,910	8,213	26%
Loss from operations	(28,529)	(25,203)	(3,326)	13%
Other income (expense), net:
Interest expense	(5,664)	(1,096)	(4,568)	417%
Other income (expense), net	1,479	(802)	2,281	(284)%
Total other expense, net	(4,185)	(1,898)	(2,287)	120%
Loss before provision for income taxes	(32,714)	(27,101)	(5,613)	21%
Provision for income taxes	295	329	(34)	(10)%
Net loss	$(33,009)	$(27,430)	$(5,579)	20%

*    Not meaningful

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	%
Revenues	$11,594	$6,707	73%
Cost of revenues	4,669	1,976	136%
Gross profit	$6,925	$4,731	46%
Gross margin	60%	71%	(11)%

Revenues
The following tables summarize our revenues by type and geographic regions for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Product royalties	$7,889	$6,176	$1,713	28%
Service subscriptions	3,583	391	3,192	816%
Monetization	122	140	(18)	(13)%
Total	$11,594	$6,707	$4,887	73%

	Three Months Ended March 31,		Change
	2024	2023	$	%
Asia	$4,455	$3,208	$1,247	39%
Americas	3,734	786	2,948	375%
EMEA	3,405	2,713	692	26%
Total	$11,594	$6,707	$4,887	73%
Total revenues increased by $4.9 million, or 73%, in the three months ended March 31, 2024 compared to the same period in 2023. The increase of $3.2 million in service subscription revenue, primarily based in the Americas, was driven by the contribution of SYNQ3 revenue. Other factors include an increase of unit-based Product Royalties of $0.8 million from customers in Asia. The increase in the EMEA region is partially offset by the decrease in relation to the termination of a contract.
Cost of Revenues
Cost of revenues increased by $2.7 million, or 136%, in the three months ended March 31, 2024 compared to the same period in 2023. Gross margin decreased to 60% during the three months ended March 31, 2024 from 71% during the same period in 2023 primarily due to the Acquisition, which included a mix of lower margin call center agent business and amortization of acquired intangible assets. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $0.7 million, or 14%, in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to increases in 2024 of $0.9 million in personnel-related costs and $0.1 million in consulting fees, which were partially offset by a decrease of $0.3 million incurred for information technology and facility allocations.

Research and Development
Research and development expenses increased by $0.7 million, or 5%, in the three months ended March 31, 2024 compared to the same period in 2023. The increase in research and development expenses was primarily due to increased spending on cloud computing services of $1.2 million and personnel-related costs of $0.9 million. This is partially offset by the reduced information technology and facility allocations of $1.0 million, office expenses of $0.2 million, consulting fees of $0.1 million and legal and professional fees of $0.1 million. Included in the research and development expense is an increase of $0.7 million arising from the SYNQ3 acquisition, stemming from increased personnel-related costs.
General and Administrative
General and administrative expenses increased by $3.0 million, or 41%, in the three months ended March 31, 2024 compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase of $2.2 million in legal and professional fees, of which $0.2 million relate to the SYNQ3 Acquisition, $1.2 million in information technology and facility allocations and $1.1 million in personnel-related costs. The Acquisition led to increases in personnel-related costs, amortization expense and office expenses. This increase was offset by reductions of $0.9 million in office expenses, $0.5 million in insurance expense and property-related expenses of $0.1 million. We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The loss from the change in fair value of acquisition related liabilities, which is driven by the increase in our stock price, is $4.2 million for the three months ended March 31, 2024.
Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Cost of revenues	$520	$—	$520	100%
Operating expenses	605	—	605	100%
Total amortization	$1,125	$—	$1,125	100%
Restructuring
There were no restructuring expenses resulting from the Restructuring Plan recorded in the three months ended March 31, 2024 as the Restructuring Plan was complete as of December 31, 2023, compared to $3.6 million of expenses incurred in the same period in 2023.
Interest Expense
Interest expense increased by $4.6 million, or 417%, in the three months ended March 31, 2024 compared to the same period in 2023. The increase in interest expense was primarily attributable to higher interest cost of $3.5 million resulting from increased interest rate and higher outstanding balance, plus $1.1 million amortization of debt issuance costs and discounts on the Senior Secured Term Loan Credit Agreement with ACP Post OAK Credit II LLC (the "Term Loan") executed in April 2023 relative to those on our 2021 note payable ("SVB March 2021 Note") and 2021 convertible note ("SCI June 2021 Note"), which were terminated at the time that the Term Loan was obtained.

Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Interest income	$1,815	$157	$1,658	1056%
Loss on change in fair value of ELOC program	—	(571)	571	*
ELOC commitment fees and reimbursement cost to Counterparty	—	(325)	325	*
Other income (expense), net	(336)	(63)	(273)	433%
Other income (expense), net	$1,479	$(802)	$2,281	(284)%

*    Not meaningful
Interest Income
Interest income increased by $1.7 million, or 1,056%, in the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during the three months ended March 31, 2024, as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the period ended March 31, 2024.
Loss on Change in Fair Value of Equity Line of Credit Program
We recorded changes in the fair value of the derivative liability associated with the ELOC (as defined below) of $0.9 million for the three months ended March 31, 2023 as other income (expense), net on our consolidated statements of operations and comprehensive loss. There was no change in fair value of the derivative liability associated with the ELOC for the three months ended March 31, 2024 as we sold the entirety of the 25,000,000 shares under the ELOC during the year ended December 31, 2023.
Provision for Income Taxes

($ in thousands)	Three Months Ended March 31,		Change
	2024	2023	$	%
Provision for income taxes	$295	$329	$(34)	(10)%
Provision for income taxes decreased by $34 thousand, or 10%, in the three months ended March 31, 2024 compared to the same period in 2023, remaining fairly consistent year on year.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of March 31, 2024 was $211.7 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and sales of common stock under our Equity Distribution Agreement (as defined below). Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sources of Cash and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, which are sourced primarily from the Term Loan and sale of marketable securities. The primary uses of cash include the funding of operating expenses, as well as debt service obligations. There were no material changes to our material cash requirements as disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2023 in our Annual Report on Form 10-K (our “Annual Report”).
Equity Distribution Agreement
We entered into the Equity Distribution Agreement with the Managers on April 9, 2024 with regards to an at-the-market equity program. Under this program, we may offer and sell aggregate gross sale proceeds up to $150.0 million of shares of our Class A Common Stock from time to time through the Managers. Sales of Class A Common Stock, if any, under the Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Managers will be entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of our Class A Common Stock. We will reimburse the Managers for certain specified expenses in connection with the execution of the Equity Distribution Agreement.
During April 2024, we sold 7,239,282 shares of our common stock under the Equity Distribution Agreement at an average price of $4.17 per share for $30.2 million of gross proceeds. After this issuance, we have a remaining capacity to sell up to an additional $119.8 million of our common stock.
SYNQ3 Acquisition
On January 3, 2024 (the "Closing Date"), we acquired all of the issued and outstanding equity of SYNQ3, a leading provider of voice AI and other technology solutions to the restaurant industry, for total preliminary purchase consideration of $17.0 million (the “SYNQ3 Acquisition”).

The total preliminary purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of our Class A Common Stock issued as of the Closing Date. We also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of our Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of our Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. We also issued 2,033,156 restricted shares of our Class A Common Stock subject to time and performance-based vesting conditions at the Closing Date.

The preliminary purchase price allocation has not been finalized as of March 31, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent sales tax liability assumed, and fair value of the contingent acquisition liabilities. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the acquisition date.

We incurred $1.3 million in acquisition related expenses, of which $0.2 million was incurred during the three months ended March 31, 2024.

Holdback

The $0.5 million in cash and 1,179,514 shares of our Class A Common Stock is being withheld for a period of 15 months (the “Holdback Amount”). We determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.

The deferred cash holdback consideration of $0.1 million was recorded within other non-current liabilities at present value and the deferred share holdback consideration of 361,145 shares of our Class A Common Stock was recorded within stockholders’ equity in the amount of $0.6 million based on the fair value of our Class A Common Stock as of the Closing Date (the “Deferred Consideration”).

The contingent cash and share holdback consideration to be issued is variable (“Contingent Holdback Consideration”). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities in connection with the SYNQ3 Acquisition. We accounted for the Contingent Holdback Consideration as a liability within contingent acquisition liabilities on the condensed consolidated balance sheet. As of the Closing Date, the Contingent Holdback Consideration was estimated to be $1.0 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on our condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2024, we recognized a $1.6 million loss related to the Contingent Holdback Consideration.
Earnout
We also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent Earnout Consideration”). We accounted for the Contingent Earnout Consideration as a liability within contingent acquisition liabilities on our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive loss. As of the Closing Date, the Contingent Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. For the three months ended March 31, 2024, we recognized a $2.6 million loss related to the Contingent Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
Restricted stock awards
The 2,033,156 restricted shares of our Class A Common Stock issued at the Closing Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration.
Restricted stock units
As a condition of the SYNQ3 Acquisition, we additionally granted certain employees awards with future vesting conditions. As a result, we determined that these awards should be accounted for separately from the SYNQ3 Acquisition and therefore are excluded from purchase consideration.
Sales Agreement
On July 28, 2023, we entered into the Sales Agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may offer and sell up to $150.0 million of shares of our Class A Common Stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A Common Stock, if any, under the Sales Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We will pay the Sales Agents commission for their services in acting as agent in the sale of our Class A Common Stock. The Sales Agents are entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We have also agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount not to exceed $75 thousand in the aggregate in connection with the execution of the Sales Agreement.
During the three months ended March 31, 2024, we sold a total of 37,907,219 shares of our common stock under the Sales Agreement at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement. After deducting approximately $3.4 million of commissions and offering costs incurred by us, the net proceeds from sales of common stock was $133.8 million.
Debt Financing
On April 14, 2023 (the “Term Loan Closing Date”), we entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit II LLC, as Administrative Agent and Collateral Agent for the Lenders (the “Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million, the entirety of which was funded on the Term Loan Closing Date.

As of March 31, 2024, the interest rate was approximately 14.0%. Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal payments prior to the Maturity Date. Refer to Note 9 of the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement, and amortization of the debt issuance cost and debt discount.
Equity Line of Credit (ELOC)
On August 16, 2022, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (the “Counterparty”). Pursuant to the Common Stock Purchase Agreement, we have the right to sell to the Counterparty up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, our Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. We have utilized and expect to continue to utilize proceeds from the ELOC for working capital and other general corporate purposes. Through March 31, 2024, we sold the entirety of the 25,000,000 shares under the ELOC program for aggregate proceeds of approximately $71.7 million.
Series A Preferred Stock
On or around January 20, 2023, we entered into Preferred Stock Purchase Agreements with certain investors (the "Investors"), pursuant to which we issued and sold to the Investors an aggregate of 835,011 shares of our newly designated Series A Convertible Preferred Stock for an aggregate issue price of approximately $25.0 million.
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the liquidation preference per share ("Liquidation Preference") at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. During the three months ended March 31, 2024, certain Investors optionally converted 404,764 shares of Series A Preferred Stock into 14,070,854 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.
The holders of Series A Preferred Stock are entitled to cumulative dividends payable for such share at the rate of 14% per annum, compounding semi-annually to Liquidation Preference on January 1 and July 1 of each year. Total cumulative dividends attributable to Series A Preferred Stock for the three months ended March 31, 2024 is $0.3 million. Additionally, as of March 31, 2024, the Series A Preferred Stock had accrued additional dividends since the last dividend payment date which has the effect of increasing the Liquidation Preference to approximately $35.32.
Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. Refer to Note 7 and Note 9 to the unaudited condensed consolidated financial statements for more information.

Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(21,948)	$(14,540)
Net cash used in investing activities	(3,788)	(15)
Net cash provided by financing activities	142,698	51,641
Effects of exchange rate changes on cash	103	—
Net change in cash, cash equivalents, and restricted cash equivalents	$117,065	$37,086
Cash Flows Used in Operating Activities
Net cash used in operating activities was $21.9 million during the three months ended March 31, 2024 compared to $14.5 million during the three months ended March 31, 2023. The $7.4 million increase in cash used in operating activities was primarily due to our increased net loss of $5.6 million and a net decrease in changes in operating assets and liabilities of $5.7 million. This was partially offset by an increase of $4.2 million in the fair value of contingent acquisition liabilities.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $3.8 million during the three months ended March 31, 2024 compared to $15 thousand during the three months ended March 31, 2023. The $3.8 million increase in cash used in investing activities was primarily driven by the Acquisition.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $142.7 million during the three months ended March 31, 2024 compared to $51.6 million during the three months ended March 31, 2023. The $91.1 million increase in cash provided by financing activities was primarily due to an additional $137.3 million in net proceeds from sales of Class A Common Stock under the Sales Agreement during this quarter compared to $28.7 million in net proceeds from sales of Class A Common Stock under the ELOC program during the three months ended March 31, 2023. In addition, we experienced a net increase of $6.5 million in proceeds from the exercise of common stock options during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The increase was partially offset by $24.9 million in net proceeds from the one-time issuance of Series A Preferred Stock during three months ended March 31, 2023 and a decrease in payments on our notes payable and financing costs related to the ELOC program of $4.1 million and $0.3 million, respectively, during the three months ended March 31, 2023.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Indemnification Agreements
We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. Additionally, we have, and may in the future, indemnify third parties in connection with our issuance of securities (including pursuant to our at-the-market offering program) and in connection with acquisitions of other companies (including SYNQ3). Our liability is generally limited to the aggregate amount of consideration actually received in these instances. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

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
For a discussion of our critical accounting policies, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to the condensed consolidated financial statements included in our Form 10-K, which was filed with the SEC on March 1, 2024. We have identified and disclosed new significant accounting policies related to the current period that we determined were critical accounting policies below.
Business Combinations and Contingent Consideration
Business combinations are accounted for using the acquisition method. We allocate the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but the estimates and assumptions are inherently uncertain and subject to refinement. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows and discount rate used to determine the present value of these cash flows and asset lives. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, we may make adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.
Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, we estimate fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability in the condensed consolidated balance sheet. We review and assess the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Adjustments to estimated fair value related to changes in fair value are reported as change in fair value of contingent acquisition liabilities in our condensed consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Our policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three months ended March 31, 2024.
Intangible Assets with Definite Lives
Our intangible assets consist principally of developed technology, customer relationships, tradename, and conversation data. We assess the appropriate method of amortization of the intangible assets that reflects the pattern in which the economic benefits of the intangible assets are consumed. We determined that a straight-line method of amortization was appropriate for its intangible assets. The remaining useful lives of long-lived assets are re-assessed periodically at the asset group level for any events and circumstances that may change the future cash flows expected to be generated from the long-lived asset or asset group.
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of intangible assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There were no intangible asset impairments in any of the periods presented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K, except as disclosed below.
Interest Rate Risk
We have exposure to interest rate risk, primarily in the form of variable-rate borrowings. As of March 31, 2024, we had total borrowings of $100.0 million outstanding with an interest rate of 14.0%. With all other variables remaining constant, an increase in the short-term interest rate of 1 percent would result in an increase in the annual interest expense of approximately $1.0 million.
Foreign Exchange Risk
Our condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $253.9 thousand and $142.3 thousand during the three months ended March 31, 2024 and 2023, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Office and Chief Finance Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the three months ended March 31, 2024. Based on this evaluation, our Chief Executive Office and Chief Finance Officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in its internal control over financial reporting, which were previously identified and reported in our 2023 Form 10-K as part of Management's report on Internal Control over Financial Reporting for the year ended December 31, 2023. The elements of our remediation plan can only be accomplished over time. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in the Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
In accordance with the Compliance and Disclosure Interpretations issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures that are subsumed in the internal control over financial reporting. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of SYNQ3. The Company completed the acquisition of SYNQ3 on January 3, 2024. SYNQ3’s total assets represented approximately 5% of the Company's consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 26% of the Company's consolidated total revenues, as of and for the quarter ended March 31, 2024.
Previously Reported Material Weaknesses
As reported in Part II, Item 9A. "Controls and Procedures" of our Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to the control environment as the Company lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of appropriate level of experience and training commensurate with its financial reporting requirements; risk assessment as changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting; the accounting for complex financing transactions, segregation of duties, and certain information technology (IT) general controls related to user access controls, program change management controls and computer operations controls over information systems relevant to the preparation of the preparation of our financial statements. The material weaknesses related to the control environment, risk assessment and complex financing transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Management's Plan to Remediate the Material Weaknesses
The following remediation actions are currently being implemented and are in progress:
•Engaged a third party to perform a risk assessment that includes the identification and walkthrough of key business processes and conducting design and operational control testing to address key risks.
•Completed a segregation of duties assessment identifying key conflicts and mitigating controls.
•Initiated the design and implementation of a Segregation of Duties automated tool for our Enterprise Resource Planning (ERP) system. Additionally, we have initiated the design and implementation of similar controls for the remaining financially relevant applications. Improvements have been implemented in tool utilization to strengthen the segregation of duties.
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
•The Company plans to hire personnel with expertise in internal controls.
The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
The risk factors described below should be considered along with the risk factors disclosed in our Form 10-K, which was filed with the SEC on March 1, 2024. Any of these risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Our use and provision of AI-powered solutions could lead to operational or reputational damage, competitive harm, legal and regulatory risk and additional costs.

Use and provision of AI, including generative AI, is a core part of our business. The use of generative AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position and business, legal and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete or misleading output, unintended biases and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. Accordingly, while AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses or recommendations that AI-powered solutions assist in producing on our products and services are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

Additionally, if any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI-powered software, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI in our business.

Additionally, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI-powered platform innovations and features. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. In addition, the use of AI has resulted in, and may in the future result in, cybersecurity breaches or incidents that implicate the personal data of users of AI-powered applications. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the generative AI tools used in our business, or if we experience cybersecurity breaches or incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that such utilization of AI will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.

Regulatory and legislative developments related to the use of AI could adversely affect our use and provision of AI-powered solutions in our products, services and business.

As the regulatory framework for machine learning technology, generative AI and automated decision making evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect our use and provision of AI-powered solutions in our products, services and business. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

For example, in Europe, on March 13, 2024, the European Parliament formally adopted a draft of the European Union’s Artificial Intelligence Act (the “AI Act”) which is currently expected to be enacted in mid-2024, pending formal endorsement by the Council of the European Union and publication in the Official Journal of the European Union. The current draft of the AI Act, if enacted, would establish, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework would categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. While the AI Act has not yet been enacted or enforced, there is a risk that our current or future AI-powered software or applications may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business. For example, the AI Act would prohibit certain uses of AI systems and place numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way AI is regulated in the European Union and beyond, and, together with developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations.

If our goodwill or other intangible assets become impaired, our operating results could be negatively impacted.

We have significant intangible assets, including goodwill and other intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are goodwill and acquired developed technology. Acquired developed technology is amortized on a straight-line basis over its estimated useful life. We assess the potential impairment of goodwill on an annual basis. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Factors that could trigger an impairment of such assets include the following:
•Changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit;
•Significant under performance relative to historical or projected future operating results;
•Significant changes in the strategy for our overall business;
•Significant negative industry or economic trends;
•Significant decline in our stock price for a sustained period; and

•Our market capitalization declining to below net book value.

Based upon the results of the impairment test, no goodwill impairment was recorded as of March 31, 2024.

Future adverse changes in these or other unforeseeable factors could result in impairment charges that would impact our results of operations and financial position in the reporting period identified.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Other than as described in Item 2.01 of the Form 8-K filed with the SEC on January 3, 2024, which is incorporated herein by reference, we did not make any sales of unregistered equity securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on March 20, 2024 (with the first trade under the new plan not to be made prior to June 19, 2024). The trading plan will be effective until November 30, 2024 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer’s 14,139,064 shares of Class B common stock, up to 833,435 shares of Class A common stock issuable upon exercise of outstanding options, and up to 467,500 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on March 19, 2024 (with the first trade under the new plan not to be made prior to June 18, 2024). The trading plan will be effective until September 15, 2024 and provides for the sale of up to 200,000 shares of Mr. Hom’s 2,012,588 shares of Class B common stock and up to 97,706 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•Michael Zagorsek, Chief Operating Officer, adopted a new trading plan on March 19, 2024 (with the first trade under the new plan not to be made prior to June 18, 2024). The trading plan will be effective until January 31, 2026 and provides for the sale of up to 416,719 shares of Class A common stock issuable upon vesting and exercise of certain stock options, provided that certain conditions are met.
•Timothy Stonehocker, Chief Technology Officer, adopted a new trading plan on March 6, 2024 (with the first trade under the new plan not to be made prior to June 5, 2024). The trading plan will be effective until August 12, 2024 and provides for the sale of up to 416,000 shares of Class A common stock, provided that certain conditions are met
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive loss, (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: May 10, 2024	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)