Form 10-Q
period 2024-06-30
SOUNDHOUND AI, INC.
filed 2024-08-09
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 7, 2024, there were 325,997,277 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,735,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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
•our ability to attract or maintain a qualified workforce;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$200,156	$95,260
Accounts receivable, net of allowances of $439 and $203 as of June 30, 2024 and December 31, 2023, respectively	5,059	4,050
Contract assets and unbilled receivable, net of allowance for credit losses of $108 and $17 of June 30, 2024 and December 31, 2023, respectively	14,892	11,780
Other current assets	3,949	2,452
Total current assets	224,056	113,542
Restricted cash equivalents, non-current	811	13,775
Right-of-use assets	4,303	5,210
Property and equipment, net	1,296	1,515
Goodwill	6,039	—
Intangible assets, net	13,147	—
Deferred tax asset	10	11
Contract assets and unbilled receivable, non-current, net of allowance for credit losses of $171 and $177 of June 30, 2024 and December 31, 2023, respectively	15,518	16,492
Other non-current assets	1,494	577
Total assets	$266,674	$151,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,255	$1,653
Accrued liabilities	13,147	13,884
Operating lease liabilities	2,285	2,637
Finance lease liabilities	63	121
Income tax liability	1,888	1,618
Deferred revenue	2,931	4,310
Other current liabilities	968	—
Total current liabilities	25,537	24,223
Operating lease liabilities, net of current portion	2,175	3,089
Deferred revenue, net of current portion	3,766	4,910
Long-term debt	—	84,312
Contingent acquisition liabilities (Note 17)	4,410	—
Income tax liability, net of current portion	2,275	2,453
Other non-current liabilities	4,570	3,967
Total liabilities	42,733	122,954
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 475,005 shares issued and outstanding, aggregate liquidation preference of $0 and $16,227 as of June 30, 2024 and December 31, 2023, respectively	—	14,187
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 315,153,605 and 216,943,349 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	31	22
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,735,408 and 37,485,408 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	4
Additional paid-in capital	886,412	606,135
Accumulated deficit	(662,710)	(592,379)
Accumulated other comprehensive income	205	199
Total stockholders’ equity	223,941	28,168
Total liabilities and stockholders’ equity	$266,674	$151,122
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$13,462	$8,751	$25,056	$15,458
Operating expenses:
Cost of revenues	4,980	1,830	9,649	3,806
Sales and marketing	5,655	5,078	11,197	9,953
Research and development	15,738	11,736	30,616	25,920
General and administrative	9,535	6,424	19,802	13,713
Change in fair value of contingent acquisition liabilities	(1,082)	—	3,080	—
Amortization of intangible assets	621	—	1,226	—
Restructuring	—	166	—	3,751
Total operating expenses	35,447	25,234	75,570	57,143
Loss from operations	(21,985)	(16,483)	(50,514)	(41,685)

Other expense, net:
Loss on early extinguishment of debt	(15,587)	(837)	(15,587)	(837)
Interest expense	(4,086)	(4,735)	(9,750)	(5,831)
Other income (expense), net	4,974	(835)	6,453	(1,638)
Total other expense, net	(14,699)	(6,407)	(18,884)	(8,306)
Loss before provision for income taxes	(36,684)	(22,890)	(69,398)	(49,991)
Provision for income taxes	638	417	933	746
Net loss	$(37,322)	$(23,307)	$(70,331)	$(50,737)
Cumulative dividends attributable to Series A Preferred Stock	(73)	(877)	(416)	(1,559)
Net loss attributable to SoundHound common shareholders	$(37,395)	$(24,184)	$(70,747)	$(52,296)

Other comprehensive income:
Unrealized gains on investments	(30)	29	6	—
Comprehensive loss	$(37,425)	$(24,155)	$(70,741)	$(52,296)

Net loss per share:
Basic and diluted	$(0.11)	$(0.11)	$(0.23)	$(0.25)

Weighted-average common shares outstanding:
Basic and diluted	331,830,608	220,772,111	309,213,583	212,970,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended June 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of March 31, 2024	70,241	$2,097	288,822,818	$29	32,735,408	$3	$778,503	$(625,388)	$235	$155,479
Issuance of Class A common stock under the Equity Distribution Agreement	—	—	21,228,617	2	—	—	97,710	—	—	97,712
Issuance of Class A common stock for equity incentive awards	—	—	2,548,809	—	—	—	1,457	—	—	1,457
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(70,241)	(2,097)	2,553,361	—	—	—	2,097	—	—	—
Measurement period adjustments related to the acquisition of SYNQ3	—	—	—	—	—	—	(608)	—	—	(608)
Stock-based compensation	—	—	—	—	—	—	7,253	—	—	7,253
Net loss	—	—	—	—	—	—	—	(37,322)	—	(37,322)
Other comprehensive income	—	—	—	—	—	—	—	—	(30)	(30)
Balances as of June 30, 2024	—	$—	315,153,605	$31	32,735,408	$3	$886,412	$(662,710)	$205	$223,941

Three Months Ended June 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of March 31, 2023	835,011	$24,942	174,714,741	$18	39,735,408	$4	$507,858	$(530,872)	$—	$1,950
Issuance of Class A common stock for equity incentive awards	—	—	3,620,560	—	—	—	5,752	—	—	5,752
Issuance of Class A common stock under the ELOC program	—	—	14,301,448	2	—	—	44,171	—	—	44,173
Issuance of Class A common shares upon conversion of Class B common shares	—	—	1,700,000	—	(1,700,000)	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	4,315	—	—	4,315
Stock-based compensation	—	—	—	—	—	—	5,698	—	—	5,698
Net loss	—	—	—	—	—	—	—	(23,307)	—	(23,307)
Other comprehensive income	—	—	—	—	—	—	—	—	29	29
Balances as of June 30, 2023	835,011	$24,942	194,336,749	$20	38,035,408	$4	$567,794	$(554,179)	$29	$38,610

Six Months Ended June 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$(592,379)	$199	$28,168
Issuance of Class A common stock under the Sales Agreement and Equity Distribution Agreement	—	—	59,135,836	6	—	—	231,545	—	—	231,551
Issuance of Class A common stock upon acquisition of SYNQ3	—	—	5,755,910	1	—	—	9,686	—	—	9,687
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards	—	—	7,641,157	—	—	—	10,628	—	—	10,628
Issuance of Class A common stock upon conversion of Class B common shares	—	—	4,750,000	1	(4,750,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(475,005)	(14,187)	16,624,215	1	—	—	14,186	—	—	—
Issuance of Class A common stock in connection with the cashless exercise of warrants	—	—	2,269,982	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,232	—	—	14,232
Net loss	—	—	—	—	—	—	—	(70,331)	—	(70,331)
Other comprehensive income	—	—	—	—	—	—	—	—	6	6
Balances as of June 30, 2024	—	$—	315,153,605	$31	32,735,408	$3	$886,412	$(662,710)	$205	$223,941

Six Months Ended June 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of December 31, 2022	—	$—	160,297,664	$16	39,735,408	$4	$466,857	$(503,442)	$—	$(36,565)
Issuance of Class A common stock for equity incentive awards	—	—	7,089,085	—	—	—	8,177	—	—	8,177
Issuance of Class A common stock under the ELOC program	—	—	25,250,000	4	—	—	74,498	—	—	74,502
Issuance of Series A Preferred Stock	835,011	24,942	—	—	—	—	—	—	—	24,942
Issuance of Class A common shares upon conversion of Class B common shares	—	—	1,700,000	—	(1,700,000)	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	4,315	—	—	4,315
Stock-based compensation	—	—	—	—	—	—	13,947	—	—	13,947
Net loss	—	—	—	—	—	—	—	(50,737)	—	(50,737)
Other comprehensive income	—	—	—	—	—	—	—	—	29	29
Balances as of June 30, 2023	835,011	$24,942	194,336,749	$20	38,035,408	$4	$567,794	$(554,179)	$29	$38,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(70,331)	$(50,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,750	1,411
Stock-based compensation	14,232	13,947
Loss on change in fair value of ELOC program	—	1,901
Amortization of debt issuance cost	1,524	1,607
Non-cash lease amortization	1,445	1,714
Foreign currency gain/loss from remeasurement	(70)	—
Change in fair value of contingent acquisition liabilities	3,080	—
Loss on early extinguishment of debt	15,587	837
Deferred income taxes	(368)	—
Other, net	(891)	82
Changes in operating assets and liabilities:
Accounts receivable, net	211	(177)
Other current assets	(1,426)	(634)
Contract assets	(2,267)	(2,080)
Other non-current assets	(842)	363
Accounts payable	1,941	(903)
Accrued liabilities	(625)	5,295
Operating lease liabilities	(1,720)	(1,910)
Deferred revenue	(2,523)	(4,625)
Other non-current liabilities	(147)	(292)
Net cash used in operating activities	(40,440)	(34,201)

Cash flows used in investing activities:
Purchases of property and equipment	(335)	(293)
Payment related to acquisitions, net of cash acquired	(4,453)	—
Net cash used in investing activities	(4,788)	(293)

Cash flows provided by financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	24,942
Proceeds from sales of Class A common stock under the ELOC program, net of issuance costs	—	71,455
Proceeds from sales of Class A common stock under the Sales Agreement and Equity Distribution Agreement	237,639	—
Proceeds from exercise of stock options and employee stock purchase plan	10,628	8,177
Payment of financing costs associated with the Sales Agreement and Equity Distribution Agreement	(5,639)	—
Proceeds from the issuance of long-term debt, net of issuance costs	—	85,087
Payments on notes payable	(105,540)	(35,029)
Payments on finance leases	(58)	(74)
Net cash provided by financing activities	137,030	154,558
Effects of exchange rate changes on cash	130	—
Net change in cash, cash equivalents, and restricted cash equivalents	91,932	120,064
Cash, cash equivalents, and restricted cash equivalents, beginning of period	109,035	9,475
Cash, cash equivalents, and restricted cash equivalents, end of period	$200,967	$129,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$200,156	$115,764
Non-current portion of restricted cash equivalents	811	13,775
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$200,967	$129,539

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,541	$4,344
Cash paid for income taxes	$1,274	$1,098

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$14,187	$—
Issuance of Class A Common Stock to settle commitment shares related to the ELOC program	$—	$915
Deferred offering costs reclassified to additional paid-in capital	$147	$802
Unpaid financing costs in connection with the Equity Distribution Agreement	$522	$—
Non-cash debt discount	$—	$4,136
Property and equipment acquired under accrued liabilities	$92	$—
Fair value of Class A common stock and deferred equity consideration issued for SYNQ3 acquisition	$9,687	$—
Fair value of contingent earnout consideration under SYNQ3 acquisition	$1,676	$—
Fair value of contingent holdback consideration under SYNQ3 acquisition	$427	$—
Fair value of deferred cash consideration under other acquisition	$195	$—

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
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. ("SYNQ3") in a cash and stock transaction. On June 14, 2024, the Company completed an immaterial acquisition in a cash transaction. Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $37.3 million and $70.3 million, respectively, for the three and six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $662.7 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of June 30, 2024 was $200.2 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements to continue financing its operations. Refer to Note 19 for information regarding the Company's equity financing activity subsequent to June 30, 2024. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2024 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024, and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the fiscal year ending December 31, 2024 or any future interim period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Significant Accounting Policies
With the exception of the significant accounting policies related to the SYNQ3 Acquisition and other acquisition (each as defined in Note 3) which are disclosed below, there have been no material changes to our significant accounting policies disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Reclassification
Certain accounts in the prior year condensed consolidated financial statements were reclassified to conform with the current year presentation. The reclassification had an immaterial impact on our consolidated balance sheet and statements of operations and comprehensive loss in the prior year period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of SYNQ3, management revised certain significant estimates during the three months ended June 30, 2024, which include, but are not limited to, the recognition and measurement of assumed contingent liabilities and deferred and contingent holdback consideration. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.

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
As of June 30, 2024, accounts receivable balances due from Customer A and C accounted for 27% and 17% of the Company’s accounts receivable balance, respectively. As of December 31, 2023, accounts receivable balances due from Customer A, C, and D accounted for 40%, 32% and 15% of the Company’s accounts receivable balance, respectively.
As of June 30, 2024, unbilled receivables from Customer A, C and F accounted for 28%, 45% and 19% of the Company’s unbilled receivables balance, respectively. As of December 31, 2023, unbilled receivables from Customer A, B and C accounted for 59%, 16% and 11% of the Company’s unbilled receivables balance, respectively.
For the three months ended June 30, 2024, Customer A and C accounted for 27% and 35% of the revenue, respectively. For the six months ended June 30, 2024, Customer A and C accounted for 27% and 29% of the revenue, respectively.
For the three months ended June 30, 2023, Customer A, B and E accounted for 21%, 44% and 10% of revenue, respectively. For the six months ended June 30, 2023, Customer A, B, C and E accounted for 23%, 36%, 10% and 12% of revenue, respectively.
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
Goodwill

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and six months ended June 30, 2024.
Intangible Assets with Definite Lives
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
NOTE 3. BUSINESS COMBINATIONS

SYNQ3 Acquisition

On January 3, 2024 (the "Closing Date"), the Company acquired all of the issued and outstanding equity of SYNQ3, a provider of voice AI and other technology solutions to the restaurant industry, for total preliminary purchase consideration of $15.7 million (the “SYNQ3 Acquisition”). The Company’s acquisition of SYNQ3 is expected to expand its AI customer

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
service solutions and create a Voice AI provider for restaurants. The acquisition is expected to significantly extend the Company's market reach and accelerate the deployment of generative AI capabilities to the industry.
The total preliminary purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of the Company’s Class A Common Stock issued as of the Closing Date. The Company has also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of the Company’s Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of the Company’s Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. At the Closing Date, the Company also issued 2,033,156 restricted shares of the Company’s Class A Common Stock subject to time and performance-based vesting conditions.

Holdback
The $0.5 million in cash and 1,179,514 shares of the Company's Class A Common Stock is being withheld for a period of 15 months (the "Holdback Amount"). The Company determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.
The deferred cash holdback consideration of $0.1 million and the deferred share holdback consideration of 361,145 shares of the Company's Class A Common Stock (collectively the "Deferred Consideration") were not recognized as of the Closing Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.
The contingent cash and share holdback consideration to be issued is variable ("Contingent Holdback Consideration"). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. The Company accounted for the Contingent Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the Closing Date, the Contingent Holdback Consideration was estimated to be $0.4 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of the Company’s Class A Common Stock. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

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

Preliminary purchase price allocation

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The preliminary purchase price allocation was performed as of January 3, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

Preliminary: Jan, 3, 2024
Cash paid	$3,910
Equity consideration	9,687
Contingent earnout consideration	1,676
Contingent holdback consideration	427
Purchase price	15,700

Assets acquired:
Cash	221
Accounts receivable	1,500
Prepaid expenses	72
Intangible assets	12,705
Total identified assets acquired	14,498

Liabilities assumed:
Accounts payable	440
Accrued liabilities	3,609
Other non-current liabilities	750
Deferred tax liability	38
Total liabilities assumed	4,837

Fair value of identifiable net assets acquired	$9,661
Goodwill acquired on acquisition	$6,039

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

During the three months ended June 30, 2024, the Company recorded measurement period adjustments to decrease the deferred revenue by $0.1 million as the revenue recognition criteria has been met at the acquisition date, to increase the accrued liabilities by $1.9 million resulting from a pre-acquisition legal contingency, and to decrease the deferred tax liability assumed by $0.2 million. Refer to Note 7 to these condensed consolidated financial statements for more information on the loss contingencies. These measurement period adjustments resulted in a decrease of $0.1 million in deferred cash consideration, $0.6 million in deferred equity consideration, and $0.6 million in contingent holdback consideration in accordance with the merger agreement. As a result of the adjusted acquisition-date fair value of assets acquired and liabilities assumed, the Company recorded an increase of $0.3 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the three months ended June 30, 2024 and were made to reflect facts and circumstances that existed as of the acquisition date.

The preliminary purchase price allocation has not been finalized as of June 30, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent sales tax liability assumed, and fair value of the contingent acquisition liabilities. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	January 3, 2024
Developed technology	3.0	$5,210
Customer relationships	4.0	4,800
Tradename	2.0	1,410
Conversation data	2.5	1,285
		$12,705

The Company incurred $1.9 million in acquisition related expenses, of which $0.5 million and $0.8 million were incurred during the three and six months ended June 30, 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Unaudited pro forma financial information

The financial results of SYNQ3 are included in these unaudited condensed consolidated financial statements from the date of the acquisition. The acquired business contributed revenue of $6.1 million and net loss of $3.1 million to the Company for the period from January 3, 2024 to June 30, 2024.

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the business combination was completed on January 1, 2023, the beginning of the comparable prior annual reporting period.

	Unaudited
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Revenue	$12,535	$23,340
Net loss attributable to SoundHound AI, Inc.	$(26,190)	$(56,997)

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Acquisition

On June 14, 2024, the Company completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, the Company acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the Company’s purchase price. The Company was able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.

The preliminary purchase price allocation has not been finalized as of June 30, 2024 primarily due to the final assessment of the fair values of the intangible assets. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	3.0	$1,530
Customer relationships	3.0	960
Tradename	3.0	60
		$2,550

The Company incurred $0.1 million in acquisition related expenses, all of which were incurred during the three and six months ended June 30, 2024 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Unaudited pro forma financial information

The financial results of the acquired entity are included in these unaudited condensed consolidated financial statements from the date of the acquisition. The Company has not separately presented pro forma results of operations reflecting the acquisition or revenue and operating losses of the acquired entity for the period from acquisition date to June 30, 2024 as the impacts were not material to the condensed consolidated financial statements.

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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates and is based on either input or output measure. During the three and six months ended June 30, 2024, $1.4 million and $2.9 million, respectively, of professional service revenue was recognized over time. During the three and six months ended June 30, 2024, there was immaterial professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the three and six months ended June 30, 2023, $4.3 million and $5.0 million, respectively, of professional service revenue was recognized over time. During the three and six months ended June 30, 2023, there was zero and $0.9 million, respectively, of professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
Monetization
Monetization revenues are primarily derived from advertising payments associated with ad impressions placed on the SoundHound music identification application. The amount of revenue is based on actual monetization generated or usage,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2024 and 2023, revenue under each performance obligation was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2024	2023	2024	2023

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Hosted services	$8,524	$3,746	$17,431	$8,491
Professional services	1,424	4,284	2,896	5,927
Licensing	3,413	559	4,506	738
Monetization	101	162	223	302
Total	$13,462	$8,751	$25,056	$15,458
For the three and six months ended June 30, 2024 and 2023, the disaggregated revenue by geographic location was as follows* (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	3,844	704	7,578	1,490
Korea	3,559	2,323	6,957	4,582
France	4,688	847	7,254	1,577
Japan	922	922	1,845	1,859
Germany	140	3,813	140	5,601
Other	309	142	1,282	349
Total	$13,462	$8,751	$25,056	$15,458
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location.
For the three and six months ended June 30, 2024 and 2023, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Over time revenue	$9,903	$8,030	$20,283	$13,535
Point-in-time	3,559	721	4,773	1,923
Total	$13,462	$8,751	$25,056	$15,458
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage or life of the products, which are driven by number of devices, users or unit of time. Service Subscription revenues are generated through Houndified Services, which include customer services, food ordering, content, appointments and voice commerce. Subscription revenues are derived from monthly fees based on usage-based revenue, revenue per query or revenue per user. Both Houndified Products and Houndified Services may include professional

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
services that develop and customize the Houndify platform to fit customers’ specific needs. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.
For the three and six months ended June 30, 2024 and 2023, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product royalties	$9,723	$8,180	$17,612	$14,356
Service subscriptions	3,638	409	7,221	800
Monetization	101	162	223	302
Total	$13,462	$8,751	25,056	$15,458
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
The contract asset and unbilled accounts receivable, net as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	Balance Sheet Presentation	June 30, 2024	December 31, 2023
Unbilled account receivables - current	Contract assets and unbilled receivables, net of allowance for credit losses	$9,859	$5,138
Contract assets - current	Contract assets and unbilled receivables, net of allowance for credit losses	5,033	6,642
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	1,896	—
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	13,622	16,492
The change in the Company's contract assets and contract liabilities during the current period was primarily the result of the timing differences between the Company's performance, invoicing and customer payments. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $1.3 million and $3.0 million, respectively, for the three and six months ended June 30, 2024 as compared to $2.2 million and $5.0 million, respectively, for the three and six months ended June 30, 2023.
As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $10.6 million. Given the applicable contract terms, $5.5 million is expected to be recognized as revenue within one year, $3.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.0 million is expected to be recognized after 5 years. This amount does not

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill including the effect of measurement period adjustments for the six months ended June 30, 2024, was as follows (in thousands):

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	6,039
Balance as of June 30, 2024	$6,039

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of SYNQ3 at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary. Refer to Note 3 for further information on the measurement period adjustments of SYNQ3 Acquisition.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$6,740	$883	$5,857
Customer relationships	5,760	615	5,145
Tradename	1,470	353	1,117
Conversation data	1,285	257	1,028
Total	$15,255	$2,108	$13,147
Amortization expense of intangible assets was $1.0 million and $2.1 million for the three and six months ended June 30, 2024. These expenses were recorded as $0.4 million and $0.9 million, respectively, within cost of revenues for the three and six months ended June 30, 2024, and $0.6 million and $1.2 million, respectively, within operating expenses for the three and six months ended June 30, 2024. There was no amortization expense during the three and six months ended June 30, 2023.
Future amortization expense of intangible assets held as of June 30, 2024, are as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Year ending December 31,
2024	$2,493
2025	5,006
2026	4,044
2027	1,604
Total	$13,147
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation expenses	$6,382	$6,961
Accrued vendor payables	4,319	3,792
Accrued lender fees	—	2,603
Accrued litigation liabilities	1,932	—
Other accrued liabilities	514	528
	$13,147	$13,884
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of June 30, 2024 (in thousands):

Remainder of 2024	$5,500
2025	14,000
2026	16,000
2027	24,000
2028	24,000
Total	$83,500
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Prior to the SYNQ3 Acquisition, SYNQ3 filed a litigation against its landlord, TEBO in the United States District Court of Colorado, and TEBO counterclaimed in May 2022. On June 2, 2022, the District Court entered a judgment that was in favor of SYNQ3. TEBO filed the notice of appeal in July, 2023. On June 27, 2024, the Colorado Court of Appeals reversed the judgment and remanded the case to the District Court to enter judgment in favor of TEBO on both SYNQ3’s claim and TEBO’s counterclaim and to conduct further proceedings as are necessary to determine the damages, attorney fees and costs, if any, to be awarded to TEBO. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.9 million under accrued liabilities as of June 30, 2024.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Matters
The Company has not historically collected U.S. state or local sales and use tax, or other similar taxes, in any jurisdiction. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdiction may, in certain circumstances, enforce sales and use tax collection obligations on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection from remote vendors. The details and effective dates of these collection requirements vary from state to state. The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.0 million as of June 30, 2024 and $0.2 million as of December 31, 2023.
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
In March 2024, the Company issued 2,269,982 shares of the Company's Class A Common Stock resulting from the cashless exercise in full of the Term Loan Warrants that were outstanding. As of June 30, 2024, all of the Term Loan Warrants had been exercised and no Term Loan Warrants are outstanding.
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
As of June 30, 2024, there were 3,665,996 Public Warrants and Private Warrants issued and outstanding. There have been no exercises during the three and six months ended June 30, 2024 and June 30, 2023.
NOTE 9. NOTE PAYABLE
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the three and six months ended June 30, 2023, the interest rate was 13.50%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. During the three and six months ended June 30, 2023, the Company recorded $0.4 million and $1.1 million, respectively, in interest expense.
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
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the three months ended June 30, 2023, the interest rate was 13.50%. Payments were interest-only for the first twelve months and principal and interest through maturity. During the three and six months ended June 30, 2023, the Company recorded $0.6 million and $1.0 million in interest expense.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Term Loan
On April 14, 2023 (the “Term Loan Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million (the “Term Loan”). The Credit Agreement also permits the Company to request additional commitments of up to $25.0 million in the aggregate, with funding of such commitments in the sole discretion of the lenders under certain circumstances, which will be subject to the same terms as the Term Loan if funded. On the Term Loan closing date, the Company also entered into a Guarantee and Collateral Agreement. In addition, the Company is obligated to pay incremental lender fees (the "Lender fees"), beginning on the Term Loan closing date, initially at a rate of 3.5% of the principal amount of the Term Loans for the first 18 months paid semi-annually to provide a collateral protection insurance policy on behalf of the lenders. Such rate for the Lender Fees will decrease to 2.5% after the 18-month anniversary of the Term Loan Closing Date. As the lenders are the sole beneficiary of the insurance policy, the Lender Fees are deemed to be additional fees payable to the Lenders and is therefore being recognized as interest expense over the term of the Term Loan based on effective interest method.
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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR rate published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR rate plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2024, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through April 14, 2027 (the “Maturity Date”). The effective interest rate was 25.18% for the quarter ended June 30, 2024. The Company incurred $2.6 million and $6.0 million, respectively, in stated interest in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, and paid $0.0 million and $3.5 million for the respective periods. During the three and six months ended June 30, 2024, the Company recorded $0.3 million and $1.5 million in interest expense related to the debt discount.
On June 7, 2024, the Company entered into a letter agreement (the “Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Credit Agreement. In connection with the Term Loan prepayment, the Company paid a total of $105.6 million on June 7, 2024, which consisted of (i) the remaining principal amount outstanding of $100.0 million, (ii) a prepayment premium of $5.0 million, (iii) transaction expenses of $0.6 million, resulting in a loss on debt extinguishment of $15.6 million. Accordingly, the accrued and unpaid interest of $2.6 million was waived under the Payoff Letter.
The following table summarizes the Company’s debt balances as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Term Loan	$—	$100,000
Current portion of debt	—	—
Unamortized discount and debt issuance costs	—	(15,688)
Carrying value of long-term debt	$—	$84,312

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10. RESTRUCTURING
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The Restructuring Plan included a reduction of the Company’s then-current workforce by approximately 40% or 180 positions globally.
Costs associated with the Restructuring Plan consisted of employee severance payments, employee benefits and share-based compensation. The costs associated with the Restructuring Plan were recorded to the restructuring expense line item within our condensed consolidated statements of operations as incurred. During the three and six months ended June 30, 2023, we recorded $0.2 million and $3.8 million, respectively, of restructuring expenses in connection with the Restructuring Plan, of which $0.1 million and $1.4 million, respectively, were cash payments. The Restructuring Plan was substantially complete as of December 31, 2023.
NOTE 11. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of June 30, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
Liquidation Preference
The Liquidation Preference per share of Preferred Stock was initially equal to $30.00, the original issue price per share. On January 1, 2024, the Company's Series A Preferred Stock holders received their latest dividends paid-in-kind as an increase in Liquidation Preference, thereby increasing the Liquidation Preference per share to approximately $34.13.
Redemption
The Series A Preferred Stock is not mandatorily redeemable.
Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. As of June 30, 2024, the condition of automatic conversion was met and all the remaining Series A Preferred Stock were automatically converted.
During the three and six months ended June 30, 2024, 70,241 shares and 475,005 shares, respectively, of preferred stock were converted into 2,553,361 shares and 16,624,215 shares, respectively, of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion. There were no conversions during the three and six months ended June 30, 2023.
Voting Rights
The Investors do not have voting rights, except with respect to certain protective provisions and as required by the Delaware General Corporation Law. However, as long as the Series A Preferred Stock are outstanding, the Company may

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
During the three and six months ended June 30, 2024, certain holders of Class B Common Stock optionally converted zero and 4,750,000 shares, respectively, of Class B Common Stock into the same number of shares of Class A Common Stock. During the three and six months ended June 30, 2023, certain holders of Class B Common Stock optionally converted 1,700,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock.
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
The Company recorded loss on changes in the fair value of the derivative liability associated with the ELOC Program of $1.3 million and $1.9 million, respectively, for the three and six months ended June 30, 2023 as other income (expense), net on its condensed consolidated statements of operations and comprehensive loss. The Company incurred third-party costs of zero and $0.2 million, respectively, related to the execution of the Common Stock Purchase Agreement which were recorded as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.
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
During the three and six months ended June 30, 2024, the Company sold a total of zero and 37,907,219 shares, respectively, of our common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of common stock was $133.8 million.

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
During the three and six months ended June 30, 2024, the Company sold a total of 21,228,617 shares of our common stock under the Equity Distribution Agreement, at a weighted-average price of $4.73 per share and raised $100.4 million of gross proceeds. After deducting approximately $2.5 million of commissions and offering costs incurred by the Company, the net proceeds from sales of common stock was $97.9 million. As of June 30, 2024, the Company had a remaining capacity to sell up to an additional $49.6 million of the Company's common stock under the Equity Distribution Agreement. Refer to Note 19 to the unaudited condensed consolidated financial statements for the completion of the ATM Offering in July, 2024.
NOTE 13. STOCK INCENTIVE PLANS
2016 Equity Incentive Plan
In April 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as a successor and continuation of the 2006 Plan. Under the 2016 Plan, the Company was permitted to grant awards of stock options and Restricted Stock Units ("RSUs"), as well as stock appreciation rights and other stock awards. The Company no longer has shares available for issuance under the 2016 Plan.
2022 Incentive Award Plan

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. As of June 30, 2024, the Company had 9,265,374 shares remaining for issuance under the 2022 Incentive Plan.
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). As of June 30, 2024, 816,479 shares of Class A Common Stock were issued under the ESPP.
Stock Options
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $2.8 million, which we expect to recognize over a weighted-average period of 1.09 years. There were no options granted during the three and six months ended June 30, 2024.
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of June 30, 2024, performance level of 2024 revenue amount was not probable of being met and performance levels of 2025 and 2026 were probable of being met.
The Company also granted 1,952,000 RSUs that vest over a four-year requisite service period to SYNQ3 employees. Additionally, the Company granted 607,008 and 1,005,208 RSUs, respectively, to other employees of the Company during the three and six months ended June 30, 2024. As a result, the Company granted total of 607,008 and 4,392,186 RSUs, respectively, during the three and six months ended June 30, 2024.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $41.9 million.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the unvested Market-Based RSUs was approximately $0.1 million. There were no Market-Based RSUs granted during the three and six months ended June 30, 2024.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $8.9 million. There were 300,000 and 1,376,234 Performance-Based RSUs, respectively, granted during the three and six months ended June 30, 2024.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The total unrecognized stock-based compensation related to unvested RSUs is $50.9 million and this will vest over a weighted average period of 2.24 years.
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
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of June 30, 2024, the performance level of the 2024 revenue amount was not probable of being met and performance levels of 2025 and 2026 were probable of being met.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.8 million and $2.7 million, respectively, over a weighted average period of 2.19 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive loss for the period ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$107	$81	$259	$196
Sales and marketing	1,209	477	2,184	1,759
Research and development	3,618	3,051	7,166	5,551
General and administrative	2,318	1,923	4,622	4,022
Restructuring costs	—	166	—	2,419
Total	$7,253	$5,698	$14,232	$13,947

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations is comprised of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (expense), net
Interest income	$2,820	$714	$4,635	$871
Loss on change in fair value of ELOC program	—	(1,328)	—	(1,901)
Gain on bargain purchase	1,223	—	1,223	—
ELOC commitment fees and reimbursement cost to Counterparty	—	—	—	(325)
Other income (expense), net	931	(221)	595	(283)
Total other income (expense), net	$4,974	$(835)	$6,453	$(1,638)

NOTE 15. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(37,322)	$(23,307)	$(70,331)	$(50,737)
Cumulative dividends attributable to Series A Preferred Stock	(73)	(877)	(416)	(1,559)
Net loss attributable to SoundHound common shareholders (in thousands)	$(37,395)	$(24,184)	$(70,747)	$(52,296)
Denominator:
Weighted average shares outstanding – basic and dilutive	331,830,608	220,772,111	309,213,583	212,970,561
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.23)	$(0.25)
For the three and six months ended June 30, 2024 and 2023, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and six months ended June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Stock-based awards	28,919,026	31,295,962
Series A Preferred Stock	—	25,050,330
Common stock warrants	3,665,996	6,967,532
Unvested restricted share awards	2,033,156	—
Contingently issuable shares	1,906,746	—
Total	36,524,924	63,313,824
NOTE 16. INCOME TAXES
The tax expense and the effective tax rate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss before income taxes	(36,684)	(22,890)	(69,398)	(49,991)
Income tax expense	638	417	933	746
Effective tax rate	(1.74)%	(1.82)%	(1.34)%	(1.49)%

The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes, foreign tax rate differentials from the U.S. domestic statutory tax rate and tax benefit resulting from acquisitions.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 17. FAIR VALUE MEASUREMENTS
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$37,015	$—	$—
Money market funds	159,462	—	—
Total assets	$196,477	$—	$—
Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$773
Contingent acquisition liabilities
Contingent earnout consideration	—	—	4,410
Total liabilities	$—	$—	$5,183

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$35,961	$—	$—
Money market funds	54,542	—	—
Total assets	$90,503	$—	$—
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	1,570
Balance as of March 31, 2024	$2,551
Measurement period adjustments	(554)
Change in the fair value of liability	(1,224)
Balance as of June 30, 2024	$773
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair value of the Contingent Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3. For the three and six months ended June 30, 2024, the Company recognized a $1.2 million gain and a $0.3 million loss, respectively, related to the Contingent Holdback Consideration.
The fair value of the Contingent Holdback Consideration has been estimated as of the Closing Date and June 30, 2024, under the following assumptions:

	January 3, 2024	June 30, 2024
Risk-free interest rate	4.6%	4.9%
Holdback period	1.25 years	0.75 years
Contingent Earnout Consideration
The reconciliation of the Company's Earnout Consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Change in the fair value of liability	2,592
Balance as of March 31, 2024	$4,268
Change in the fair value of liability	$142
Balance as of June 30, 2024	$4,410
For the three and six months ended June 30, 2024, the Company recognized a loss of $0.1 million and $2.7 million, respectively, related to the Contingent Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
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
The fair value of the Contingent Earnout Consideration has been estimated as of the Closing Date and June 30, 2024, with the following assumptions for the unobservable inputs:

	January 3, 2024	June 30, 2024
Discount rate	12.6%	13.0%
Expected stock price volatility	115.3%	130.0%
Risk-free interest rate	4.2%	4.6%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.25 - 2 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2024 and 2023.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 18. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the period ended September 30, 2023, the Company identified immaterial prior period errors related to following: 1) accounting for the ELOC as a derivative instrument; 2) classification of Lender Fees and allocation of the warrants in connection with the Term Loan; and 3) the incorrect recording of in-kind dividends associated with the Company’s Series A Preferred Stock. The identified errors were included in the Company's previously issued quarterly condensed consolidated financial statements for the three and six months ended June 30, 2023.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 19. SUBSEQUENT EVENTS
During July 2024, the Company sold 10,465,581 shares of our common stock under the Equity Distribution Agreement at an average price of $4.74 per share for $49.6 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $1.2 million. Following this issuance, the Company has fully utilized the capacity to sell Company's common stock under the Equity Distribution Agreement.
On August 6, 2024, the Company acquired all the capital stock of Amelia Holdings, Inc., a privately-held company which provides a conversational AI platform, for approximately $80.0 million of consideration, consisting of $10.0 million of cash and 13,084,112 shares of the Company's Class A Common Stock, subject to adjustments set forth in the purchase agreement. In addition, the Company has agreed to issue up to 16,822,429 shares of its Class A Common Stock in additional consideration to the sellers based on the achievement of certain revenue targets for 2025 and 2026. In connection with the transaction, the Company assumed a senior secured term loan facility with a maturity date of June 30, 2026, and on August 7, 2024, the Company paid $70.0 million to retire a majority of the assumed debt, leaving a remaining balance of approximately $39.7 million. Given the acquisition date, the Company is in the process of developing its fair value assumptions for the consideration, assets acquired, and liabilities assumed. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

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
We have revised the previously issued condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ deficit tables as of and for the three and six months ended June 30, 2023 to correct for such errors as described in Note 18 of our notes to the condensed consolidated financial statements. All relevant prior period amounts affected by these revisions have been corrected in Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.
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
Recent Developments

SYNQ3 Acquisition
In December 2023, we entered an Agreement and Plan of Merger with a closing date of January 3, 2024 with Synq3, Inc. ("SYNQ3"), a leading provider of voice AI and other technology solutions to the restaurant industry, to acquire its issued and outstanding equity. The acquisition of SYNQ3 is expected to expand our AI customer service solutions and create the largest Voice AI provider for restaurants. We believe the acquisition will significantly extend our market reach to over 10,000 signed locations and accelerate the deployment of leading-edge generative AI capabilities to the industry — strengthening SoundHound’s leadership as we move to rapidly roll out our proprietary AI solutions to restaurants across the U.S. and beyond. Together, with a total of more than 25 national and multinational chains, the highly complementary businesses will match nearly two decades of SoundHound AI innovation with decades of SYNQ3 industry expertise and established relationships. We have incurred certain significant costs relating to the Acquisition, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments.
Refer to "Item 1A. Risk Factors" in our Form 10-K for a discussion regarding the risks associated with the acquisitions.

Equity Distribution Agreement
We entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) on April 9, 2024 with Citigroup Global Markets Inc., Barclays Capital Inc., Wedbush Securities Inc., Northland Securities, Inc. and Ladenburg Thalmann & Co. Inc. (collectively, the "Managers") with respect to an at-the-market equity program. Under this program, we may offer and sell aggregate gross sale proceeds up to $150.0 million of shares of our Class A Common Stock ("Class A Common Stock") through the Managers. As of July 11, 2024, we have fully utilized the capacity to sell common stock under the Equity Distribution Agreement. Refer to the "Liquidity and Capital Resources" section for more information.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $10.6 million as of June 30, 2024. Given the applicable contract terms, $5.5 million is expected to be recognized as revenue within one year, $3.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.0 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
Cost of Revenues
SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses including personnel costs under call centers that are directly related to these revenue streams. Additionally, our cost of revenues also includes the amortization of developed technology acquired from SYNQ3 and other acquisition as intangible assets.
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
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of contingent acquisition liabilities is related to contingent consideration from the SYNQ3 acquisition. The contingent consideration was determined to be liability classified and is remeasured as of each reporting period with a corresponding change in fair value recorded.
Amortization of Intangible Assets
Amortization of acquired customer relationships, tradename and conversation data is included within operating expenses and arises from the amortization of assets acquired through the acquisitions. We review intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared with the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment charge would be recorded to write down the asset to its estimated fair value.
Restructuring
Restructuring expenses consisted of employee severance payments, employee benefits and share-based compensation related to reduced headcount from our restructuring plan ("Restructuring Plan") announced in January 2023. The Restructuring Plan was complete as of December 31, 2023.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the loss associated with the repayment of the Senior Secured Term Loan Credit Agreement with ACP Post OAK Credit II LLC (the "Term Loan") in June 2024 and the repayment of the 2021 note payable ("SVB March 2021 Note") and 2021 convertible note ("SCI June 2021 Note") in April 2023. See Note 9 to our unaudited condensed consolidated financial statements included within this report for more information.
Interest Expense
Interest expense consists of stated interest incurred on our formerly outstanding convertible notes and term debt during the relevant periods, as well as the amortization of debt discounts and issuance costs over the life of the instruments or a shorter period if a lender can demand payment in the event certain events occur that are outside of our control.
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. We expect the impact of the discounts from debt issuance costs to the interest expense will decrease due to the repayment of Term Loan in June 2024.

Other Income (Expense), Net
Other income (expense), net consists of the change in fair value related to our derivative liability, interest income, gain on bargain purchase and other income (expense).
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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenues	$13,462	$8,751	$4,711	54%
Operating expenses:
Cost of revenues	4,980	1,830	3,150	172%
Sales and marketing	5,655	5,078	577	11%
Research and development	15,738	11,736	4,002	34%
General and administrative	9,535	6,424	3,111	48%
Change in fair value of contingent acquisition liabilities	(1,082)	—	(1,082)	100%
Amortization of intangible assets	621	—	621	100%
Restructuring	—	166	(166)	*
Total operating expenses	35,447	25,234	10,213	40%
Loss from operations	(21,985)	(16,483)	(5,502)	33%
Other expense, net:
Loss on early extinguishment of debt	(15,587)	(837)	(14,750)	1762%
Interest expense	(4,086)	(4,735)	649	(14)%
Other income (expense), net	4,974	(835)	5,809	(696)%
Total other expense, net	(14,699)	(6,407)	(8,292)	129%
Loss before provision for income taxes	(36,684)	(22,890)	(13,794)	60%
Provision for income taxes	638	417	221	53%
Net loss	$(37,322)	$(23,307)	$(14,015)	60%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenues	$25,056	$15,458	$9,598	62%
Operating expenses:
Cost of revenues	9,649	3,806	5,843	154%
Sales and marketing	11,197	9,953	1,244	12%
Research and development	30,616	25,920	4,696	18%
General and administrative	19,802	13,713	6,089	44%
Change in fair value of contingent acquisition liabilities	3,080	—	3,080	100%
Amortization of intangible assets	1,226	—	1,226	100%
Restructuring	—	3,751	(3,751)	*
Total operating expenses	75,570	57,143	18,427	32%
Loss from operations	(50,514)	(41,685)	(8,829)	21%

Other expense, net:
Loss on early extinguishment of debt	(15,587)	(837)	(14,750)	1762%
Interest expense	(9,750)	(5,831)	(3,919)	67%
Other income (expense), net	6,453	(1,638)	8,091	(494)%
Total other expense, net	(18,884)	(8,306)	(10,578)	127%
Loss before provision for income taxes	(69,398)	(49,991)	(19,407)	39%
Provision for income taxes	933	746	187	25%
Net loss	$(70,331)	$(50,737)	$(19,594)	39%

*    Not meaningful

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	%
Revenues	$13,462	$8,751	54%
Cost of revenues	4,980	1,830	172%
Gross profit	$8,482	$6,921	23%
Gross margin	63%	79%	(16)%

	Six Months Ended June 30,		Change
	2024	2023	%
Revenues	$25,056	$15,458	62%
Cost of revenues	$9,649	$3,806	154%
Gross profit	$15,407	$11,652	32%
Gross margin	61%	75%	(14)%

Revenues
The following tables summarize our revenues by type and geographic regions for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Product royalties	$9,723	$8,180	$1,543	19%
Service subscriptions	3,638	409	3,229	789%
Monetization	101	162	(61)	(38)%
Total	$13,462	$8,751	$4,711	54%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Product royalties	$17,612	$14,356	$3,256	23%
Service subscriptions	7,221	800	6,421	803%
Monetization	223	302	(79)	(26)%
Total	25,056	$15,458	$9,598	62%

	Three Months Ended June 30,		Change
	2024	2023	$	%
Asia	$4,726	$3,387	$1,339	40%
Americas	3,844	704	3,140	446%
EMEA	4,892	4,660	232	5%
Total	$13,462	$8,751	$4,711	54%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Asia	$9,181	$6,790	2,391	35%
Americas	$7,578	$1,490	$6,088	409%
EMEA	$8,297	$7,178	1,119	16%
Total	$25,056	$15,458	$9,598	62%
Total revenues increased by $4.7 million, or 54%, in the three months ended June 30, 2024 compared to the same period in 2023. The increase of $3.2 million in service subscription revenue, primarily based in the Americas, was driven by the contribution of SYNQ3 revenue. There was also an increase in product royalties revenue due to unit-based royalty increases from customers in the Asia and EMEA regions.
Total revenues increased by $9.6 million, or 62%, in the six months ended June 30, 2024 compared to the same period in 2023. The increase of $6.4 million in service subscription revenue, primarily based in the Americas, was driven by the contribution of SYNQ3 revenue. There was also an increase in product royalties revenue due to unit-based royalty increases and professional services from customers in the Asia and EMEA regions.
Cost of Revenues
Cost of revenues increased by $3.2 million, or 172%, and $5.8 million, or 154% in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Gross margin decreased to 63% and 61% during the three and six months ended June 30, 2024, respectively, compared to 79% and 75% during the same periods in 2023 primarily due to the acquisition of SYNQ3, which included a mix of lower margin call center agent business and amortization of acquired intangible assets. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $0.6 million, or 11%, in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to increases in 2024 of $0.5 million in personnel-related costs, $0.2 million in consulting fees and $0.1 million in travel expenses, which were partially offset by a decrease of $0.2 million incurred for information technology and facility allocations.
Sales and marketing expenses increased by $1.2 million, or 12%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to increases in 2024 of $1.3 million in personnel-related costs and $0.3 million in consulting fees, which were partially offset by a decrease of $0.4 million incurred for information technology and facility allocations.
Research and Development
Research and development expenses increased by $4.0 million, or 34%, in the three months ended June 30, 2024 compared to the same period in 2023. The increase in research and development expenses was primarily due to increased personnel-related costs of $3.0 million, spending on cloud computing services of $1.4 million and consulting fees of $0.2 million. This is partially offset by the reduced information technology and facility allocations of $0.3 million, legal and professional fees of $0.2 million and office expenses of $0.1 million. Included in the research and development expense is an increase of $1.1 million arising from the SYNQ3 acquisition, stemming from increased personnel-related costs.
Research and development expenses increased by $4.7 million, or 18%, in the six months ended June 30, 2024 compared to the same period in 2023. The increase in research and development expenses was primarily due to increased personnel-related costs of $3.9 million and spending on cloud computing services of $2.6 million. This is partially offset by the reduced information technology and facility allocations of $1.2 million, office expenses of $0.3 million, legal and professional fees of $0.2 million and equipment rental fee of $0.1 million. Included in the research and development expense is an increase of $1.7 million arising from the SYNQ3 acquisition, stemming from increased personnel-related costs.
General and Administrative
General and administrative expenses increased by $3.1 million, or 48%, in the three months ended June 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase of $2.5 million in legal and professional fees, of which $0.5 million relate to the SYNQ3 Acquisition, $0.5 million in personnel-related costs, $0.4 million in information technology and facility allocations, and $0.2 million in bad debt expenses. The SYNQ3 Acquisition led to increases in personnel-related costs, amortization expense and office expenses. This increase was offset by reductions of $0.2 million in consulting fees, $0.2 million in insurance expense and $0.2 million in property-related expenses.
General and administrative expenses increased by $6.1 million, or 44%, in the six months ended June 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase of $4.6 million in legal and professional fees, of which $0.8 million relate to the SYNQ3 Acquisition, $1.6 million in information technology and facility allocations, $1.6 million in personnel-related costs and $0.3 million in bad debt expenses. The SYNQ3 Acquisition led to increases in personnel-related costs, amortization expense and office expenses. This increase was offset by reductions of $0.9 million in office expenses, $0.7 million in insurance expense, $0.3 million in consulting fees and $0.1 million in property-related expenses.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.

Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is driven by the movement in our stock price, was a gain of $1.1 million and a loss of $3.1 million for the three and six months ended June 30, 2024, respectively. We will continue to review our estimates on the quarterly basis over the remaining earnout period until 2026.
Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Cost of revenues	$361	$—	$361	100%
Operating expenses	621	—	621	100%
Total amortization	$982	$—	$982	100%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Cost of revenues	$882	$—	$882	100%
Operating expenses	1,226	—	1,226	100%
Total amortization	$2,108	$—	$2,108	100%
Restructuring
There were no restructuring expenses resulting from the Restructuring Plan recorded in the three and six months ended June 30, 2024 as the Restructuring Plan was complete as of December 31, 2023, compared to $0.2 million and $3.8 million of expenses incurred in the three and six months ended June 30, 2023, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $14.8 million, or 1762% in the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase in loss on extinguishment of debt was attributable to a $15.6 million loss on repayment of Term Loan in June 2024 compared to a $0.8 million loss on repayment of SVB March 2021 Note and SCI June 2021 Note in April, 2023. See Note 9 to our unaudited condensed consolidated financial statements included within this report for more information.
Interest Expense
Interest expense decreased by $0.6 million, or 14% in the three months ended June 30, 2024 compared to the same period in 2023. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024, resulting in the decrease in interest expense.
Interest expense increased by $3.9 million, or 67% in the six months ended June 30, 2024 compared to the same period in 2023. The increase in interest expense was primarily attributable to higher interest cost of $6.0 million resulting from increased interest rate and higher outstanding balance, plus $1.5 million amortization of debt discounts on the Term Loan executed in April 2023 in the six months ended June 30, 2024, relative to those on our SVB March 2021 Note and SCI June 2021 Note, which were terminated at the time that the Term Loan was obtained. The increase in the interest expense was partially offset by the decrease in relation to the repayment of Term Loan in June, 2024. We expect interest expense will decrease as a result of the extinguishment of the debt.

Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Interest income	$2,820	$714	$2,106	295%
Loss on change in fair value of ELOC program	—	(1,328)	1,328	*
Gain on bargain purchase	1,223	—	1,223	*
Other income (expense), net	931	(221)	1,152	(521)%
Other income (expense), net	$4,974	$(835)	$5,809	(696)%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Interest income	$4,635	$871	$3,764	432%
Loss on change in fair value of ELOC program	—	(1,901)	1,901	*
Gain on bargain purchase	1,223	—	1,223	*
ELOC commitment fees and reimbursement cost to Counterparty	—	(325)	325	*
Other income (expense), net	595	(283)	878	(310)%
Other income (expense), net	$6,453	$(1,638)	$8,091	(494)%

*    Not meaningful
Interest Income
Interest income increased by $2.1 million, or 295%, and $3.8 million, or 432% in the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during the three and six months ended June 30, 2024, as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the period ended June 30, 2024.
Loss on Change in Fair Value of Equity Line of Credit Program
We recorded loss on changes in the fair value of the derivative liability associated with the ELOC (as defined below) of $1.3 million and $1.9 million for the three and six months ended June 30, 2023 as other income (expense), net on our consolidated statements of operations and comprehensive loss. There was no change in fair value of the derivative liability associated with the ELOC for the three and six months ended June 30, 2024 as we sold the entirety of the 25,000,000 shares under the ELOC during the year ended December 31, 2023.
Gain on Bargain Purchase
The gain on bargain purchase was $1.2 million recorded within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss in the three and six months ended June 30, 2024 as a result of a favorable fair value of identifiable net assets acquired from an immaterial acquisition at the date of acquisition as compared with the purchase price. See Note 3 to our unaudited condensed consolidated financial statements included within this report for more information.
Provision for Income Taxes
The following table summarizes the provision for income taxes ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Provision for income taxes	$638	$417	$221	53%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Provision for income taxes	$933	$746	$187	25%
Provision for income taxes increased by $221 thousand, or 53%, and $187 thousand, or 25% in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. This increase was primarily attributed to increased withholding tax that resulted from increased billing to foreign customers partially offset by the increased tax benefit from acquisitions.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of June 30, 2024 was $200.2 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and sales of common stock under our Equity Distribution Agreement (as defined below). Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sources of Cash and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, which are sourced primarily from the sale of marketable securities. The primary uses of cash include the funding of operating expenses, as well as acquisition related costs. There were no material changes to our material cash requirements as disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2023 in our Annual Report on Form 10-K (our “Annual Report”).
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
During the three and six months ended June 30, 2024, we sold 21,228,617 shares of our common stock under the Equity Distribution Agreement at an average price of $4.73 per share for $100.4 million of gross proceeds. After deducting approximately $2.5 million of commissions and offering costs incurred by us, the net proceeds from sales of common stock was $97.9 million.
During July 2024, we sold 10,465,581 shares of our common stock under the Equity Distribution Agreement at an average price of $4.74 per share for $49.6 million of gross proceeds. After deducting approximately $1.2 million of commissions and offering costs incurred by us, the net proceeds from sales of common stock was $48.4 million. Following this issuance, we have fully utilized the capacity to sell Company's common stock under the Equity Distribution Agreement.
SYNQ3 Acquisition
On January 3, 2024 (the "Closing Date"), we acquired all of the issued and outstanding equity of SYNQ3, a leading provider of voice AI and other technology solutions to the restaurant industry, for total preliminary purchase consideration of $15.7 million (the “SYNQ3 Acquisition”).

The total preliminary purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of our Class A Common Stock issued as of the Closing Date. We also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of our Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of our Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. We also issued 2,033,156 restricted shares of our Class A Common Stock subject to time and performance-based vesting conditions.

We incurred $1.9 million in acquisition related expenses, of which $0.5 million and $0.8 million were incurred during the three and six months ended June 30, 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Holdback

The $0.5 million in cash and 1,179,514 shares of our Class A Common Stock is being withheld for a period of 15 months (the “Holdback Amount”). We determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.

The deferred cash holdback consideration of $0.1 million and the deferred share holdback consideration of 361,145 shares of our Class A Common Stock (collectively, the “Deferred Consideration”) were not recognized as of the Closing Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.

The contingent cash and share holdback consideration to be issued is variable (“Contingent Holdback Consideration”). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. We accounted for the Contingent Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the Closing Date, the Contingent Holdback Consideration was estimated to be $0.4 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of our Class A Common Stock. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on our condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2024, we recognized a $1.2 million gain and a $0.3 million loss, respectively, related to the Contingent Holdback Consideration.
Earnout
We also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent Earnout Consideration”). We accounted for the Contingent Earnout Consideration as a liability within contingent acquisition liabilities on our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive loss. As of the Closing Date, the Contingent Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. For the three and six months ended June 30, 2024, we recognized a loss of $0.1 million and $2.7 million, respectively, related to the Contingent Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
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
During the three months ended June 30, 2024, we recorded measurement period adjustments to decrease the deferred revenue by $0.1 million as the revenue recognition criteria has been met at the acquisition date, to increase the accrued litigation liabilities by $1.9 million resulting from a pre-acquisition legal contingency, and to decrease the deferred tax liabilities assumed by $0.2 million. Refer to Note 7 to these condensed consolidated financial statements for more information on the loss contingencies. These measurement period adjustments resulted in a decrease of $0.1 million in deferred cash consideration, $0.6 million in deferred equity consideration, and $0.6 million in contingent holdback consideration in accordance with the merger agreement. As a result of the adjusted acquisition-date fair value of assets acquired and liabilities assumed, we booked an increase of $0.3 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the three months ended June 30, 2024 and was made to reflect facts and circumstances that existed as of the acquisition date.

The preliminary purchase price allocation has not been finalized as of June 30, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent sales tax liability assumed, and fair value of the contingent acquisition liabilities. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the acquisition date.
Other Acquisition
On June 14, 2024, we completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, we acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the purchase price. We were able to negotiate a bargain purchase price as a result of the recurring losses and pre-filling bankruptcy status of the selling entity.
The preliminary purchase price allocation has not been finalized as of June 30, 2024 primarily due to the final assessment of the fair values of the intangible assets. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the acquisition date.
We incurred $0.1 million in acquisition related expenses, and all of which were incurred during the three and six months ended June 30, 2024 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.
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
During the six months ended June 30, 2024, we sold a total of 37,907,219 shares of our common stock under the Sales Agreement at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by us, the net proceeds from sales of common stock was $133.8 million.
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
As of June 30, 2024, the interest rate was approximately 14.0%. Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan is set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provides for no scheduled principal payments prior to the Maturity Date. Refer to Note 9 of the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement, and amortization of the debt issuance cost and debt discount.
Equity Line of Credit (ELOC)
On August 16, 2022, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (the “Counterparty”). Pursuant to the Common Stock Purchase Agreement, we have the right to sell to the Counterparty up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, our Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. We have utilized and expect to continue to utilize proceeds from the ELOC for working capital and other general corporate purposes. During the year ended December 31, 2023, we sold the entirety of the 25,000,000 shares under the ELOC program for aggregate proceeds of approximately $71.7 million.
Series A Preferred Stock
On or around January 20, 2023, we entered into Preferred Stock Purchase Agreements with certain investors (the "Investors"), pursuant to which we issued and sold to the Investors an aggregate of 835,011 shares of our newly designated Series A Convertible Preferred Stock for an aggregate issue price of approximately $25.0 million.
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the liquidation preference per share ("Liquidation Preference") at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. During the three and six months ended June 30, 2024, 70,241 shares and 475,005 shares, respectively, of preferred stock were converted into 2,553,361 shares and 16,624,215 shares, respectively, of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.

As of June 30, 2024, All the Series A Preferred Stock have been converted to Class A Common Stock.
The holders of Series A Preferred Stock were entitled to cumulative dividends payable for such share at the rate of 14% per annum, compounding semi-annually to Liquidation Preference on January 1 and July 1 of each year. Total cumulative dividends attributable to Series A Preferred Stock for the three and six months ended June 30, 2024 were $0.1 million and $0.4 million, respectively.
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
Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(40,440)	$(34,201)
Net cash used in investing activities	(4,788)	(293)
Net cash provided by financing activities	137,030	154,558
Effects of exchange rate changes on cash	130	—
Net change in cash, cash equivalents, and restricted cash equivalents	$91,932	$120,064
Cash Flows Used in Operating Activities
Net cash used in operating activities was $40.4 million during the six months ended June 30, 2024 compared to $34.2 million during the six months ended June 30, 2023. The $6.2 million increase in cash used in operating activities was primarily due to our increased net loss of $19.6 million, an increase in gain on bargain purchase of $1.2 million, a decrease in loss on change in fair value of ELOC program of $1.9 million and a net decrease in changes in operating assets and liabilities of $2.4 million. This was partially offset by an increase of $14.8 million in loss on early extinguishment of debt, $3.1 million in change in the fair value of contingent acquisition liabilities and $1.3 million in depreciation and amortization.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $4.8 million during the six months ended June 30, 2024 compared to $293 thousand during the six months ended June 30, 2023. The $4.5 million increase in cash used in investing activities was primarily driven by the acquisitions.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $137.0 million during the six months ended June 30, 2024 compared to $154.6 million during the six months ended June 30, 2023. The $17.5 million decrease in cash provided by financing activities was primarily due to $105.5 million in the repayment of Term Loan during the six months ended June 30, 2024 compared to $35.0 million in the repayment of SVB March 2021 Note and SCI June 2021 Note during the six months ended June 30, 2023. The decrease was partially offset by $232.0 million in net proceeds from sales of Class A Common Stock under the Sales Agreement during the six months ended June 30, 2024 compared to $71.5 million in net proceeds from sales of Class A Common Stock under the ELOC program during the six months ended June 30, 2023. In addition, we experienced an increase of $24.9 million in net proceeds from the one-time issuance of Series A Preferred Stock and $85.1 million in net proceeds from the issuance of Term Loan during the six months ended June 30, 2023.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Indemnification Agreements
We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. Additionally, we have, and may in the future, indemnify third parties in connection with our issuance of securities (including pursuant to our at-the-market offering program) and in connection with acquisitions of other companies. Our liability is generally limited to the aggregate amount of consideration actually received in these instances. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Our policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and six months ended June 30, 2024.
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
Interest Rate Risk
We previously had and may in the future have exposure to interest rate risk, primarily in the form of variable-rate borrowings. As of June 30, 2024, we had no outstanding borrowings.
Foreign Exchange Risk
Our condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. During the three and six months ended June 30, 2024, we recorded exchange rate losses of approximately $168.2 thousand and $422.1 thousand, respectively. During the three and six months ended June 30, 2023, we recorded exchange rate losses of approximately $120.4 thousand and $262.7 thousand, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

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
Under the supervision and with the participation of our management, including our Chief Executive Office and Chief Finance Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the six months ended June 30, 2024. Based on this evaluation, our Chief Executive Office and Chief Finance Officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in its internal control over financial reporting, which were previously identified and reported in our 2023 Form 10-K as part of Management's report on Internal Control over Financial Reporting for the year ended December 31, 2023. The elements of our remediation plan can only be accomplished over time. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in the Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
In accordance with the Compliance and Disclosure Interpretations issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures that are subsumed in the internal control over financial reporting. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of acquired entities. The Company completed the acquisition of SYNQ3 on January 3, 2024. SYNQ3’s total assets represented approximately 5% of the Company's consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 26% and 24%, respectively, of the Company's consolidated total revenues for the three and six months ended June 30, 2024. The Company completed an immaterial acquisition on June 14, 2024. Total assets, excluding the effects of purchase accounting, and revenue from the acquired entity were not material to the Company's unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024.
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
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes from these risk factors during the quarter ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on May 31, 2024 (with the first trade under the new plan not to be made prior to September 18, 2024). The trading plan will be effective until December 15, 2024 and provides for the sale of up to 200,000 shares of Mr. Hom’s 2,012,588 shares of Class B common stock and up to 83,064 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•Eric Ball, Director, adopted a modified trading plan on June 28, 2024 (with the first trade under the new plan not to be made prior to September 27, 2024). The trading plan will be effective until December 31, 2024 and provides for the sale of up to 221,506 shares of Class A common stock, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive loss, (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: August 9, 2024	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)