Form 10-Q
period 2024-09-30
SOUNDHOUND AI, INC.
filed 2024-11-12
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 8, 2024, there were 337,014,817 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,735,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.
QUARTERLY REPORT ON FORM 10-Q
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report”) of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance, our ability to implement our business strategy and anticipated business and operations, including our ability to integrate the business and operations of our recent acquisitions and improve our Generative AI Foundation Model, expand our customer partnerships and roll out our AI drive thru service, roll out our Dynamic Interaction, Chat AI for Automotive, and expand the number of platforms on which our voice AI technology will be available, the potential utility of and market for our products and services, including our newly acquired products and services, and our ability to achieve revenue from our bookings backlog. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business strategy, including launching new product offerings and expanding information and technology capabilities;
•our market opportunity and our ability to acquire new customers and retain existing customers;
•the timing and impact of our growth initiatives on our future financial performance;
•our ability to integrate the businesses and operations from our recent acquisitions with our current operations to realize the expected benefits of those acquisitions;
•our ability to protect intellectual property and trade secrets;
•our ability to obtain additional capital, as necessary, including equity or debt financing, on terms that are acceptable to us, if at all;
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
ii

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$135,606	$95,260
Accounts receivable, net of allowances of $1,874 and $203 as of September 30, 2024 and December 31, 2023, respectively	13,570	4,050
Contract assets and unbilled receivable, net of allowance for credit losses of $118 and $17 of September 30, 2024 and December 31, 2023, respectively	24,639	11,780
Other current assets	7,394	2,452
Total current assets	181,209	113,542
Restricted cash equivalents, non-current	811	13,775
Right-of-use assets	3,860	5,210
Property and equipment, net	1,541	1,515
Goodwill	111,730	—
Intangible assets, net	182,579	—
Deferred tax asset	30	11
Contract assets and unbilled receivable, non-current, net of allowance for credit losses of $195 and $177 of September 30, 2024 and December 31, 2023, respectively	14,596	16,492
Other non-current assets	3,298	577
Total assets	$499,654	$151,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,758	$1,653
Accrued liabilities	22,599	13,884
Operating lease liabilities	1,832	2,637
Finance lease liabilities	74	121
Income tax liability	2,677	1,618
Deferred revenue	20,096	4,310
Other current liabilities	5,142	—
Total current liabilities	70,178	24,223
Operating lease liabilities, net of current portion	2,241	3,089
Deferred revenue, net of current portion	7,570	4,910
Long-term debt	39,694	84,312
Contingent acquisition liabilities (Note 17)	74,450	—
Income tax liability, net of current portion	5,004	2,453
Other non-current liabilities	4,530	3,967
Total liabilities	203,667	122,954
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 475,005 shares issued and outstanding, aggregate liquidation preference of $0 and $16,227 as of September 30, 2024 and December 31, 2023, respectively	—	14,187
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 336,481,401 and 216,943,349 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	33	22
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,735,408 and 37,485,408 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	4
Additional paid-in capital	980,150	606,135
Accumulated deficit	(684,461)	(592,379)
Accumulated other comprehensive income	262	199
Total stockholders’ equity	295,987	28,168
Total liabilities and stockholders’ equity	$499,654	$151,122
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$25,094	$13,268	$50,150	$28,726
Operating expenses:
Cost of revenues	12,901	3,590	22,550	7,396
Sales and marketing	8,363	4,471	19,560	14,424
Research and development	19,545	12,806	50,161	38,726
General and administrative	17,031	6,931	36,833	20,644
Change in fair value of contingent acquisition liabilities	(1,356)	—	1,724	—
Amortization of intangible assets	2,377	—	3,603	—
Restructuring	—	—	—	3,751
Total operating expenses	58,861	27,798	134,431	84,941
Loss from operations	(33,767)	(14,530)	(84,281)	(56,215)

Other expense, net:
Loss on early extinguishment of debt	—	—	(15,587)	(837)
Interest expense	(1,109)	(5,442)	(10,859)	(11,273)
Other income (expense), net	2,634	1,336	9,087	(302)
Total other expense, net	1,525	(4,106)	(17,359)	(12,412)
Loss before provision for income taxes	(32,242)	(18,636)	(101,640)	(68,627)
Provision for income taxes	(10,491)	1,561	(9,558)	2,307
Net loss	$(21,751)	$(20,197)	$(92,082)	$(70,934)
Cumulative dividends attributable to Series A Preferred Stock	—	(647)	(416)	(2,206)
Net loss attributable to SoundHound common shareholders	$(21,751)	$(20,844)	$(92,498)	$(73,140)

Other comprehensive income:
Unrealized gains on investments	57	168	63	197
Comprehensive loss	$(21,694)	$(20,029)	$(92,019)	$(70,737)

Net loss per share:
Basic and diluted	$(0.06)	$(0.09)	$(0.28)	$(0.33)

Weighted-average common shares outstanding:
Basic and diluted	360,385,812	242,022,268	326,166,633	222,760,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended September 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of June 30, 2024	—	$—	315,153,605	$31	32,735,408	$3	$886,412	$(662,710)	$205	$223,941
Issuance of Class A common stock under the Equity Distribution Agreement	—	—	10,465,581	1	—	—	48,317	—	—	48,318
Issuance of Class A common stock for equity incentive awards	—	—	1,920,971	—	—	—	436	—	—	436
Issuance of Class A common stock upon acquisition of Amelia	—	—	5,959,050	1	—	—	23,919	—	—	23,920
Issuance of Class A common stock to settle obligations under Amelia Debt	—	—	2,943,917	—	—	—	11,817	—	—	11,817
Issuance of Class A common stock in connection with acquisition of SYNQ3	—	—	38,277	—	—	—	189	—	—	189
Stock-based compensation	—	—	—	—	—	—	9,060	—	—	9,060
Net loss	—	—	—	—	—	—	—	(21,751)	—	(21,751)
Other comprehensive income	—	—	—	—	—	—	—	—	57	57
Balances as of September 30, 2024	—	$—	336,481,401	$33	32,735,408	$3	$980,150	$(684,461)	$262	$295,987

Three Months Ended September 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of June 30, 2023	835,011	$24,942	194,336,749	$20	38,035,408	$4	$567,794	$(554,179)	$29	$38,610
Issuance of Class A common stock for equity incentive awards	—	—	2,713,549	—	—	—	659	—	—	659
Issuance of Class A common shares upon conversion of Class B common shares	—	—	550,000	—	(550,000)	—	—	—	—	—
Issuance of Class A common shares upon conversion of Series A Preferred Stock	(353,338)	(10,555)	11,375,090	1	—	—	10,554	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,692	—	—	6,692
Net loss	—	—	—	—	—	—	—	(20,197)	—	(20,197)
Other comprehensive income	—	—	—	—	—	—	—	—	168	168
Balances as of September 30, 2023	481,673	$14,387	208,975,388	$21	37,485,408	$4	$585,699	$(574,376)	$197	$25,932

Nine Months Ended September 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$(592,379)	$199	$28,168
Issuance of Class A common stock under the Sales Agreement and Equity Distribution Agreement	—	—	69,601,417	7	—	—	279,862	—	—	279,869
Issuance of Class A common stock upon acquisition of SYNQ3	—	—	5,794,187	1	—	—	9,875	—	—	9,876
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards	—	—	9,562,128	—	—	—	11,064	—	—	11,064
Issuance of Class A common stock upon conversion of Class B common shares	—	—	4,750,000	1	(4,750,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(475,005)	(14,187)	16,624,215	1	—	—	14,186	—	—	—
Issuance of Class A common stock in connection with the cashless exercise of warrants	—	—	2,269,982	—	—	—	—	—	—	—
Issuance of Class A common stock upon acquisition of Amelia	—	—	5,959,050	1	—	—	23,919	—	—	23,920
Issuance of Class A common stock to settle obligations under Amelia Debt	—	—	2,943,917	—	—	—	11,817	—	—	11,817
Stock-based compensation	—	—	—	—	—	—	23,292	—	—	23,292
Net loss	—	—	—	—	—	—	—	(92,082)	—	(92,082)
Other comprehensive income	—	—	—	—	—	—	—	—	63	63
Balances as of September 30, 2024	—	$—	336,481,401	$33	32,735,408	$3	$980,150	$(684,461)	$262	$295,987

Nine Months Ended September 30, 2023
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of December 31, 2022	—	$—	160,297,664	$16	39,735,408	$4	$466,857	$(503,442)	$—	$(36,565)
Issuance of Class A common stock for equity incentive awards	—	—	9,802,634	1	—	—	8,836	—	—	8,837
Issuance of Class A common stock under the ELOC program	—	—	25,000,000	3	—	—	73,762	—	—	73,765
ELOC program fee settled in common stock	—	—	250,000	—	—	—	915	—	—	915
Issuance of Series A Preferred Stock	835,011	24,942	—	—	—	—	—	—	—	24,942
Issuance of Class A common shares upon conversion of Class B common shares	—	—	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of Class A common shares upon conversion of Series A Preferred Stock	(353,338)	(10,555)	11,375,090	1	—	—	10,554	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	4,136	—	—	4,136
Stock-based compensation	—	—	—	—	—	—	20,639	—	—	20,639
Net loss	—	—	—	—	—	—	—	(70,934)	—	(70,934)
Other comprehensive income	—	—	—	—	—	—	—	—	197	197
Balances as of September 30, 2023	481,673	$14,387	208,975,388	$21	37,485,408	$4	$585,699	$(574,376)	$197	$25,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(92,082)	$(70,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,115	1,941
Stock-based compensation	23,292	20,639
Loss on change in fair value of ELOC program	—	1,901
Amortization of debt issuance cost	1,586	3,532
Non-cash lease amortization	2,218	2,383
Foreign currency gain/loss from remeasurement	(97)	—
Change in fair value of contingent acquisition liabilities	1,724	—
Loss on early extinguishment of debt	15,587	837
Deferred income taxes	(11,494)	—
Other, net	633	262
Changes in operating assets and liabilities:
Accounts receivable, net	(1,247)	38
Other current assets	(3,049)	(461)
Contract assets	(7,018)	(9,987)
Other non-current assets	(1,198)	690
Accounts payable	823	(635)
Accrued liabilities	(2,058)	1,906
Other current liabilities	331	—
Operating lease liabilities	(2,612)	(2,772)
Deferred revenue	(8,993)	(5,532)
Other non-current liabilities	(216)	1,797
Net cash used in operating activities	(75,755)	(54,395)

Cash flows used in investing activities:
Purchases of property and equipment	(560)	(334)
Payment related to acquisitions, net of cash acquired	(11,732)	—
Net cash used in investing activities	(12,292)	(334)

Cash flows provided by financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	24,942
Proceeds from sales of Class A common stock under the ELOC program, net of issuance costs	—	71,454
Proceeds from sales of Class A common stock under the Sales Agreement and Equity Distribution Agreement	287,271	—
Proceeds from exercise of stock options and employee stock purchase plan	11,064	8,837
Payment of financing costs associated with the Sales Agreement and Equity Distribution Agreement	(7,182)	—
Proceeds from the issuance of debt, net of issuance costs	—	85,087
Payments on Term Loan and Amelia Debt	(175,602)	(35,029)
Payment to settle contingent holdback liabilities from SYNQ3 acquisition	(17)	—
Payments on finance leases	(89)	(116)
Net cash provided by financing activities	115,445	155,175
Effects of exchange rate changes on cash	(16)	—
Net change in cash, cash equivalents, and restricted cash equivalents	27,382	100,446
Cash, cash equivalents, and restricted cash equivalents, beginning of period	109,035	9,475
Cash, cash equivalents, and restricted cash equivalents, end of period	$136,417	$109,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$135,606	$96,146
Non-current portion of restricted cash equivalents	811	13,775
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$136,417	$109,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,448	$7,945
Cash paid for income taxes	$1,677	$1,645

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$14,187	$10,555
Issuance of Class A Common Stock to settle commitment shares related to the ELOC program	$—	$915
Issuance of Class A Common Stock to settle obligations under Amelia Debt	$11,817	$—
Issuance of Class A Common Stock to settle contingent holdback consideration of SYNQ3 acquisition	$189	$—
Deferred offering costs reclassified to additional paid-in capital	$220	$—
Non-cash debt discount	$—	$4,136
Property and equipment acquired under accrued liabilities	$62	$—
Fair value of Class A common stock and deferred equity consideration issued for SYNQ3 acquisition	$9,687	$—
Fair value of contingent earnout consideration under SYNQ3 and Amelia acquisitions	$73,236	$—
Fair value of contingent holdback consideration under SYNQ3 acquisition	$427	$—
Fair value of deferred cash consideration under other acquisition	$195	$—

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
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. ("SYNQ3") in a cash and stock transaction. On June 14, 2024, the Company completed an immaterial acquisition in a cash transaction. On August 6, 2024, the Company completed the acquisition of Amelia Holdings, Inc. ("Amelia") in a cash and stock transaction. Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $21.8 million and $92.1 million, respectively, for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $684.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of September 30, 2024 was $135.6 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements to continue financing its operations. Refer to Note 18 for information regarding the Company's equity financing activity subsequent to September 30, 2024. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2024 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024, and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the fiscal year ending December 31, 2024 or any future interim period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Significant Accounting Policies
With the exception of the significant accounting policies related to the SYNQ3 Acquisition and Amelia Acquisition (each as defined in Note 3) which are disclosed below, there have been no material changes to our significant accounting policies disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Reclassification
Certain accounts in the prior year condensed consolidated financial statements were reclassified to conform with the current year presentation. The reclassification had an immaterial impact on our consolidated balance sheet and statements of operations and comprehensive loss in the prior year period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of SYNQ3, management revised certain significant estimates during the nine months ended September 30, 2024, which include, but are not limited to, the recognition and measurement of assumed contingent liabilities and deferred and contingent holdback consideration. There was no measurement period adjustment for the previous acquisitions during the three months ended September 30, 2024. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.

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
As of September 30, 2024, there was no customer that exceeded 10% of the Company’s accounts receivable balance. As of December 31, 2023, accounts receivable balances due from Customer A, C, and D accounted for 40%, 32% and 15% of the Company’s accounts receivable balance, respectively.
As of September 30, 2024, unbilled receivables from Customer A, C and E accounted for 35%, 35% and 11% of the Company’s unbilled receivables balance, respectively. As of December 31, 2023, unbilled receivables from Customer A, B and C accounted for 59%, 16% and 11% of the Company’s unbilled receivables balance, respectively.
For the three months ended September 30, 2024, Customer A accounted for 12% of the revenue. For the nine months ended September 30, 2024, Customer A and C accounted for 19% and 16% of the revenue, respectively.
For the three months ended September 30, 2023, Customer A accounted for 72% of revenue. For the nine months ended September 30, 2023, Customer A and D accounted for 46% and 20% of revenue, respectively.
Business Combinations and Contingent Consideration

Business combinations are accounted for using the acquisition method. The Company allocates the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but the estimates and assumptions are inherently uncertain and subject to refinement. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, discount rate used to determine the present value of these cash flows and asset lives. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may make adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations in the period they are identified. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.
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
Goodwill

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and nine months ended September 30, 2024.
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
NOTE 3. BUSINESS COMBINATIONS

SYNQ3 Acquisition

On January 3, 2024 (the "SYNQ3 Acquisition Date"), the Company acquired all of the issued and outstanding equity of SYNQ3, a provider of voice AI and other technology solutions to the restaurant industry, for total preliminary purchase consideration of $15.7 million (the “SYNQ3 Acquisition”). The Company’s acquisition of SYNQ3 is expected to expand

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
its AI customer service solutions and create a Voice AI provider for restaurants. The acquisition is expected to significantly extend the Company's market reach and accelerate the deployment of generative AI capabilities to the industry.
The total preliminary purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of the Company’s Class A Common Stock. The Company has also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of the Company’s Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of the Company’s Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. On the SYNQ3 Acquisition Date, the Company also issued 2,033,156 restricted shares of the Company’s Class A Common Stock subject to time and performance-based vesting conditions. The fair value of the preliminary purchase consideration was $15.7 million.

Holdback
The $0.5 million in cash and 1,179,514 shares of the Company's Class A Common Stock is being withheld for a period of 15 months (the "Holdback Amount"). The Company determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.
The deferred cash holdback consideration of $0.1 million and the deferred share holdback consideration of 361,145 shares of the Company's Class A Common Stock (collectively the "Deferred Consideration") were not recognized as of the SYNQ3 Acquisition Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.
The contingent cash and share holdback consideration to be issued is variable ("Contingent Holdback Consideration"). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. The Company accounted for the Contingent Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent Holdback Consideration was estimated to be $0.4 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of the Company’s Class A Common Stock. During the three months ended September 30, 2024, the Company issued 38,277 shares of the Company’s Class A Common Stock and paid an immaterial amount in cash from the Contingent Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the quarter. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

Contingent SYNQ3 Earnout Consideration

The Company also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). The Company accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration.

Restricted stock awards

The 2,033,156 restricted shares of the Company's Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 13 to

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
our unaudited condensed consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

Preliminary purchase price allocation

The preliminary purchase price allocation was performed as of January 3, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

Preliminary: January 3, 2024
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

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination, and goodwill is not deductible for tax purposes.

During the nine months ended September 30, 2024, the Company recorded measurement period adjustments to decrease the deferred revenue by $0.1 million as the revenue recognition criteria had been met at the acquisition date, to increase the accrued liabilities by $1.9 million resulting from a pre-acquisition legal contingency, and to decrease the deferred tax liability assumed by $0.2 million. Refer to Note 7 to these condensed consolidated financial statements for more information on the loss contingencies. These measurement period adjustments resulted in a decrease of $0.1 million in deferred cash consideration, $0.6 million in deferred equity consideration, and $0.6 million in contingent holdback consideration in accordance with the merger agreement. As a result of the adjusted acquisition-date fair value of assets acquired and liabilities assumed, the Company recorded an increase of $0.3 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the nine months ended September 30, 2024 and were made to reflect facts and circumstances that existed as of the SYNQ3 Acquisition Date. There was no measurement period adjustment recorded during the three months ended September 30, 2024.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The preliminary purchase price allocation has not been finalized as of September 30, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent sales tax liability assumed, and fair value of the contingent earnout consideration. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed, such as the contingent liabilities accrued for a pre-acquisition legal contingency. See Note 7 to our unaudited condensed consolidated financial statements included within this report for more information. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the SYNQ3 Acquisition Date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	January 3, 2024
Developed technology	3.0	$5,210
Customer relationships	4.0	4,800
Tradename	2.0	1,410
Conversation data	2.5	1,285
		$12,705

The Company incurred $1.9 million in acquisition related expenses, of which zero and $0.8 million were incurred during the three and nine months ended September 30, 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Amelia Acquisition

On August 6, 2024 (the “Amelia Acquisition Date”), the Company acquired all of the issued and outstanding equity of Amelia Holdings, Inc. (the “Amelia Acquisition”), a privately-held conversational AI software company involved in the development and delivery of AI and automation solutions and related services to improve customer experience and optimize business outcomes. The Company’s acquisition of Amelia is expected to strengthen SoundHound’s position in voice and conversational AI and allow the Company to enter new industries such as healthcare, insurance, financial services, and retail, expanding its market reach.

The total preliminary purchase consideration includes 3,809,520 shares of the Company's Class A Common Stock issued to the selling shareholders. The Company also issued and deposited 2,149,530 shares of Class A Common Stock otherwise owed to the selling shareholders into an escrow account in order to partially secure the indemnification obligations of the selling shareholders to the Company under the purchase agreement (the “Escrow Consideration”). The fair value of equity issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the Amelia Acquisition Date, which also incorporated a discount for lack of marketability rates caused by the trading restrictions due to the fact that the shares were not registered at issuance. for a six-month holding period. The Company also paid $8.4 million of cash for seller transaction expenses in connection with the closing of the Amelia Acquisition. The Company agreed to issue up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the "Amelia Contingent Earnout Consideration). The fair value of the preliminary purchase consideration was $103.9 million.

In connection with the Amelia Acquisition, the Company assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”). See Note 9 to our unaudited condensed consolidated financial statements included within this report for more information on the Amelia Debt.

Escrow Consideration
The Company accounted for the Escrow Consideration as equity-classified shares issued as part of the consideration transferred. The Company recorded an indemnification asset of $1.4 million under other non-current assets related to

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
assumed sales tax and litigation contingent liabilities that existed prior to the Amelia Acquisition Date and are covered by the Company’s indemnification rights provided by the sellers. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is requirement to be remeasured to fair value due to changes in stock price. This derivative did not have a material impact to the financial statements for the three and nine months ended September 30, 2024. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
The Company also agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $71.6 million. For the three and nine months ended September 30, 2024, the Company recognized a $0.5 million loss related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent Amelia Earnout Consideration.

Preliminary purchase price allocation

The preliminary purchase price allocation was performed as of August 6, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Preliminary: August 6, 2024
Cash paid	$8,407
Equity consideration	15,291
Equity consideration in escrow	8,628
Contingent earnout consideration	71,560
Purchase price	103,886

Assets acquired:
Cash and cash equivalents	1,128
Accounts receivable	8,239
Other current assets	1,822
Contract asset - current	4,090
Property and equipment	348
Right-of-use assets	227
Other assets	1,741
Intangible assets	174,500
Total identified assets acquired	192,095

Liabilities assumed:
Accounts payable	14,839
Accrued liabilities	11,420
Income tax liabilities	582
Short-term debt	70,000
Operating lease liability, current	211
Financing lease liability, current	37
Other current liabilities	3,885
Deferred revenue	23,144
Deferred revenue, non-current	4,295
Long-term debt	51,511
Deferred tax liabilities	11,105
Operating lease liability, non-current	16
Other liabilities, non-current	34
Income tax liability, net of current portion	2,821
Total liabilities assumed	193,900

Fair value of identifiable net liabilities assumed	$(1,805)
Goodwill acquired on acquisition	$105,691

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination, and goodwill is not deductible for tax purposes.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The preliminary purchase price allocation has not been finalized as of September 30, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent tax liability assumed, and fair value of the contingent earnout consideration. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	7.0	$98,900
Customer relationships	7.0	68,600
Trade names	5.0	7,000
		$174,500

The Company incurred $4.8 million in acquisition related expenses, all of which was incurred during the three months ended September 30, 2024 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Unaudited pro forma financial information

The financial results of SYNQ3 and Amelia are included in these unaudited condensed consolidated financial statements from the date of the acquisition. SYNQ3 contributed revenue of $2.8 million and $8.9 million, respectively, and net loss of $1.9 million and $5.2 million, respectively, to the Company for the three and nine months ended September 30, 2024. Amelia contributed revenue of $15.6 million and net loss of $0.4 million to the Company for the three and nine months ended September 30, 2024.

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the business combinations were completed on January 1, 2023, the beginning of the comparable prior annual reporting period.

	Unaudited
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Revenue	$39,717	$109,879
Net loss attributable to SoundHound AI, Inc.	$(38,337)	$(121,922)

	Unaudited
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Revenue	$33,766	$104,154
Net loss attributable to SoundHound AI, Inc.	$(31,943)	$(123,192)

The unaudited pro forma financial information includes the combined historical operating results of the Company, SYNQ3 and Amelia prior to the acquisitions, with adjustments to give effect for the acquisitions and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental transaction costs related to the acquisitions, adjustments to interest expense related to previously outstanding debt held by the acquired entities, elimination of amortization expense related to previously recognized goodwill held by SYNQ3, and the related tax effects of pro forma adjustments for the period. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

The Company did not have any material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Other Acquisition

On June 14, 2024, the Company completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, the Company acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the Company’s purchase price. The Company was able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.

The preliminary purchase price allocation has not been finalized as of September 30, 2024 primarily due to the final assessment of the fair values of the intangible assets. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	3.0	$1,530
Customer relationships	3.0	960
Tradename	3.0	60
		$2,550

The Company incurred $0.1 million in acquisition related expenses, of which zero and $0.1 million were incurred during the three and nine months ended September 30, 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

The financial results of the acquired entity are included in these unaudited condensed consolidated financial statements from the date of the acquisition, and are immaterial. The Company has not separately presented unaudited pro forma results of operations reflecting the acquisition or revenue and operating losses of the acquired entity for the period from acquisition date to September 30, 2024 as the impacts were not material to the condensed consolidated financial statements.

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
The Company’s arrangements with customers may contain multiple obligations. Individual services are accounted for separately if they are distinct — that is, if a customer can benefit from it on its own or with other resources that are readily available to the customer and if the service is separately identifiable from other items in the contract.
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
The Company has the following performance obligations in contracts with customers:
Hosted Services
Hosted services, along with non-distinct customization, integration, maintenance and support professional services, allow customers to access the Houndify and Amelia Software Platform over the contract period without taking possession of the software.
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
Hosted services may include up-front services to develop and/or customize the applications to each customer’s specification. Judgement is required to determine whether these professional services are distinct from the hosted services. In making this determination, factors such as the degree of integration, the customers’ ability to start using the software prior to customization, and the availability of these services from other independent vendors are considered.
In instances where the Company concluded that the up-front services are not distinct performance obligations, revenues for these activities are recognized over the period which the hosted services are provided and is included within hosted services revenue.
All revenues derived as a result of the SYNQ3 Acquisition, and substantial revenues derived as a result of the Amelia Acquisition are categorized as hosted services revenue.
Professional Services
Revenues from distinct professional services, such as non-integrated development services and Managed Services, are either recognized over time based upon the progress towards completion of the project or at a point in time at project completion. The Company assesses distinct professional services to determine whether the transfer of control is over-time or at a point in time. The Company considers three criteria in making their assessment including (1) the customer simultaneously receives and consumes the benefits; (2) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (3) the Company’s performance does not create an asset with an

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If none of the criteria are met, revenues are determined to be recognized at a point in time.
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates and is based on either input or output measure. During the three and nine months ended September 30, 2024, $2.8 million and $5.7 million, respectively, of professional service revenue was recognized over time. During the three and nine months ended September 30, 2024, there was immaterial professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the three and nine months ended September 30, 2023, $0.9 million and $5.9 million, respectively, of professional service revenue was recognized over time. During the three and nine months ended September 30, 2023, there was zero and $0.9 million, respectively, of professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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
Licensing
The Company licenses voice and Amelia’s software solutions that are embedded in customer’s products or services. Licensing revenues are a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are on royalty arrangements with a per unit pricing or on fixed considerations. The Company records licensing revenue relating to usage-based royalty arrangements in the same period in which the underlying usage occurs. Licensing revenue on fixed considerations including fixed fee and minimum guarantee from royalty arrangements are recognized when the Company grants the customer the right to use and benefit from the license at the start of the licensing period. Licenses may include post-contract support, which is a distinct performance obligation and revenue from post-contract support is recognized ratably over the licensing period. Revenue from post-contract support was not significant for the periods presented.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change. When such observable data is not available because there is a limited number of transactions or prices are highly variable, the Company will estimate the standalone selling price using the residual approach.
The Company’s long-term contracts generally do not have significant financing components, as there is normally payment and performance in each year of the contract. The Company has elected the practical expedient to not adjust promised amounts of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. If there is a period of one year or longer between the transfer of promised services and payment, it is generally for reasons other than financing, thus, the Company does not adjust the transaction price for financing components. In the limited cases where a significant financing component is present, the Company adjusts the promised consideration for the effects of a significant financing component and to recognize revenue to approximate an amount that reflects the cash selling price that a customer would have paid for the promised goods or services.
For the three and nine months ended September 30, 2024 and 2023, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hosted services	$17,546	$4,262	$34,977	$12,753
Professional services	2,851	912	5,747	6,839
Licensing	4,619	7,933	9,125	8,671
Monetization	78	161	301	463
Total	$25,094	$13,268	$50,150	$28,726
For the three and nine months ended September 30, 2024 and 2023, the disaggregated revenue by geographic location was as follows* (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	13,471	792	21,049	2,282
Korea	3,050	9,550	10,007	14,132
France	852	1,012	8,106	2,589
Germany	33	196	173	5,797
Other	7,688	1,718	10,815	3,926
Total	$25,094	$13,268	$50,150	$28,726
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the three and nine months ended September 30, 2024 and 2023, the disaggregated revenue by recognition pattern was as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Over time revenue	$20,923	$5,175	$41,206	$18,710
Point-in-time	4,171	8,093	8,944	10,016
Total	$25,094	$13,268	$50,150	$28,726
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage or life of the products, which are driven by number of devices, users or unit of time. Service Subscription revenues are generated through Houndified Services and Amelia services, which include customer services, food ordering, content, appointments and voice commerce, autonomous business workflows, and IT systems analysis. Subscription revenues are derived from monthly fees based on fixed fee, usage-based revenue, revenue per query or revenue per user. Houndified Products, Houndified Services, and Amelia services may include professional services that develop and customize the Houndify platform and Amelia Software Platforms to fit customers’ specific needs, and any post-contract support for on-premise solutions. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.
For the three and nine months ended September 30, 2024 and 2023, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product royalties	$5,987	$12,616	$23,599	$26,972
Service subscriptions	19,029	491	26,250	1,291
Monetization	78	161	301	463
Total	$25,094	$13,268	50,150	$28,726
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
The contract asset and unbilled accounts receivable, net as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Balance Sheet Presentation	September 30, 2024	December 31, 2023
Unbilled account receivables - current	Contract assets and unbilled receivables, net of allowance for credit losses	$19,594	$5,138
Contract assets - current	Contract assets and unbilled receivables, net of allowance for credit losses	5,045	6,642
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	1,723	—
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	12,873	16,492
The change in the Company's contract assets and contract liabilities during the current period was primarily the result of the inclusion of Amelia. The timing differences between the Company's performance, invoicing and customer payments were also a factor. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $1.2 million and $4.0 million, respectively, for the three and nine months ended September 30, 2024 as compared to $1.5 million and $6.1 million, respectively, for the three and nine months ended September 30, 2023.
As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $66.9 million. Given the applicable contract terms, $40.9 million is expected to be recognized as revenue within one year, $24.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.0 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill including the effect of measurement period adjustments for the nine months ended September 30, 2024, was as follows (in thousands):

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	6,039
Acquisition of Amelia	$105,691
Balance as of September 30, 2024	$111,730

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of SYNQ3 and Amelia at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary. Refer to Note 3 for further information on the measurement period adjustments of SYNQ3 and Amelia Acquisitions.
Intangible Assets

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		September 30, 2024
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$3,573	$102,067
Customer relationships	3.0 - 7.0	74,360	2,471	71,889
Tradename	2.0 - 5.0	8,470	746	7,724
Conversation data	2.5	1,285	386	899
Total		$189,755	$7,176	$182,579
Amortization expense of intangible assets was $5.1 million and $7.2 million for the three and nine months ended September 30, 2024, respectively. These expenses were recorded as $2.7 million and $3.6 million, respectively, within cost of revenues for the three and nine months ended September 30, 2024. There was no amortization expense during the three and nine months ended September 30, 2023.
Future amortization expense of intangible assets held as of September 30, 2024, is as follows (in thousands):

Year ending December 31,
2024	$7,636
2025	30,334
2026	29,372
2027	26,923
2028	25,398
Thereafter	$62,916
Total	$182,579
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation expenses	$10,975	$6,961
Accrued vendor payables	8,747	3,792
Accrued lender fees	—	2,603
Accrued litigation liabilities	2,532	—
Other accrued liabilities	345	528
	$22,599	$13,884
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Aggregate non-cancelable future minimum payments were as follows as of September 30, 2024 (in thousands):

Remainder of 2024	$2,750
2025	14,000
2026	16,000
2027	24,000
2028	24,000
Total	$80,750
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Prior to the SYNQ3 Acquisition, SYNQ3 filed a litigation against its landlord, TEBO in the United States District Court of Colorado, and TEBO counterclaimed in May 2022. On June 2, 2022, the District Court entered a judgment that was in favor of SYNQ3. TEBO filed the notice of appeal in July, 2023. On June 27, 2024, the Colorado Court of Appeals reversed the judgment and remanded the case to the District Court to enter judgment in favor of TEBO on both SYNQ3’s claim and TEBO’s counterclaim and to conduct further proceedings as are necessary to determine the damages, attorney fees and costs, if any, to be awarded to TEBO. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.9 million under accrued liabilities as of September 30, 2024.
Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $3.4 million as of September 30, 2024 and $0.2 million as of December 31, 2023.
NOTE 8. WARRANTS
Term Loan Warrants
In connection with the Credit Agreement (as defined in Note 9), the Company issued warrants to purchase up to 3,301,536 shares of the Company’s Class A Common Stock to the lenders (the “Term Loan Warrants”). The Term Loan Warrants have a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrants will be automatically cashless exercised immediately prior to a change in control of the Company. The Term Loan Warrants are indexed to the Company's stock and were classified as an equity instrument. On the Term Loan Closing Date, this resulted in the Company allocating the gross proceeds and issuance costs between the Term Loan and the Term Loan Warrants based on their relative fair values, resulting in the initial recognition of the Term Loan Warrant at $4.1 million as additional paid-in-capital on the condensed consolidated balance sheets.
In March 2024, the Company issued 2,269,982 shares of the Company's Class A Common Stock resulting from the cashless exercise in full of the Term Loan Warrants that were outstanding. As of September 30, 2024, all of the Term Loan Warrants had been exercised and no Term Loan Warrants are outstanding.
Warrants Related to the ATSP Merger
Public Warrants
On April 26, 2022 (the "Closing"), pursuant to a merger agreement dated as of November 15, 2021 by and among Archimedes Tech SPAC Partners Co. (“ATSP”), ATSPC Merger Sub, Inc. and SoundHound, Inc. (“Legacy SoundHound”), the parties consummated the merger of ATSPC Merger Sub, Inc. with and into Legacy SoundHound, with

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of September 30, 2024, there were 3,665,996 Public Warrants and Private Warrants issued and outstanding. There have been no exercises during the three and nine months ended September 30, 2024 and September 30, 2023.
NOTE 9. NOTE PAYABLE
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the three and nine months ended September 30, 2023, the interest rate was 13.50%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. During the nine months ended September 30, 2023, the Company recorded $1.1 million in interest expense.
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
SCI June 2021 Note

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the three months ended September 30, 2023, the interest rate was 13.50%. Payments were interest-only for the first twelve months and principal and interest through maturity. During the nine months ended September 30, 2023, the Company recorded $1.0 million in interest expense.
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
The Company used the proceeds from the Term Loan to (i) repay outstanding amounts equal to approximately $30.0 million under the Company’s existing loan facilities, (ii) fund an escrow account on the Term Loan Closing Date for an amount equal to the first four interest payments, (iii) pay certain fees and expenses incurred in connection with entering into the Credit Agreement, and (iv) fund the Lender Fees, together with related taxes, with the remaining proceeds to be used to fund growth investments and for general corporate purposes as permitted under the Credit Agreement.
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2024, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through April 14, 2027 (the “Maturity Date”). The effective interest rate was 25.18% for the quarter ended June 30, 2024. The Company incurred $6.0 million in stated interest in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024, and paid $3.5 million for the period. During the nine months ended September 30, 2024, the Company recorded $1.5 million in interest expense related to the debt discount.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Amelia Debt
In connection with the Amelia Acquisition, the Company assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million, which was issued pursuant to the existing Credit Agreement (the “Credit Agreement”) of Amelia with Monroe Capital Management Advisors, LLC (“Monroe”), as administrative and collateral agent for certain affiliated funds of Monroe, as lenders. In accordance with the terms of the debt assumed, on August 7, 2024, the Company paid $70.0 million in cash to pay down a portion of the outstanding principal balance and issued 2,943,917 shares of Class A common stock to settle certain fees associated with the Amelia Debt. The remaining outstanding balance of $39.7 million has a maturity date of June 30, 2026 (the “Maturity Date”) and provides, at the Company’s election, for payment of a portion of interest in cash or in kind ("PIK"), in which case interest will be capitalized and added to the outstanding principal amount, with principal and accrued interest due at the Maturity Date. The Amelia Debt may be prepaid at any time and must be prepaid, along with the applicable prepayment premium and exit fee, upon the occurrence of certain future events. The Amelia Debt will accrue interest at an annual rate equal to the sum of (a) Adjusted Term SOFR and (b)(i) an applicable margin of 9.00% for the portion of interest paid in cash, and (ii) an additional 1.00% for the portion of interest paid in kind. Upon an event of default, the interest rate will automatically increase by an additional 2.00% per annum, and may result in the declaration that all outstanding principal and interest under the Amelia Debt be immediately due and payable in whole or in part. During the three months ended September 30, 2024, the Company recorded and paid $1.0 million in interest expense, of which $0.1 million was paid to settle the PIK that was capitalized and added to the outstanding principal amount during the three months ended September 30, 2024.
The following table summarizes the Company’s debt balances as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Term Loan	$—	$100,000
Amelia Debt	39,694
Unamortized discount and debt issuance costs	—	(15,688)
Carrying value of long-term debt	$39,694	$84,312
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
NOTE 11. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of September 30, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
Liquidation Preference

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Redemption
The Series A Preferred Stock is not mandatorily redeemable.
Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. As of September 30, 2024, the condition of automatic conversion was met and all the remaining Series A Preferred Stock were automatically converted.
During the nine months ended September 30, 2024, 475,005 shares of preferred stock were converted into 16,624,215 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion. There was no conversions during the three months ended September 30, 2024.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Common Stock could gain significant voting control as other holders of Class B Common Stock sell or otherwise convert their shares into Class A Common Stock.
During the three and nine months ended September 30, 2024, certain holders of Class B Common Stock optionally converted zero and 4,750,000 shares, respectively, of Class B Common Stock into the same number of shares of Class A Common Stock. During the three and nine months ended September 30, 2023, certain holders of Class B Common Stock optionally converted 550,000 and 2,250,000 shares, respectively of Class B Common Stock into the same number of shares of Class A Common Stock.
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
The Company recorded loss on changes in the fair value of the derivative liability associated with the ELOC Program of $1.9 million for the nine months ended September 30, 2023 as other income (expense), net on its condensed consolidated statements of operations and comprehensive loss. The Company incurred third-party costs of $0.2 million related to the execution of the Common Stock Purchase Agreement which were recorded as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, the Company sold the entirety of the 25,000,000 shares for aggregate proceeds of approximately $71.7 million, with the volume weighted average stock price of shares purchased by the Counterparty ranging from $1.75 to $4.26 per share.

Sales Agreement
On July 28, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell up to $150,000,000 of shares of our Class A Common Stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A Common Stock under the Sales Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Agents were entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We also agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount of $75,000 in the aggregate in connection with the execution of the Sales Agreement.
During the three and nine months ended September 30, 2024, the Company sold a total of zero and 37,907,219 shares, respectively, of our common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of common stock was $133.8 million.

Equity Distribution Agreement

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On April 9, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc., Barclays Capital Inc., Wedbush Securities Inc., Northland Securities, Inc. and Ladenburg Thalmann & Co. Inc. (the “Managers”) with respect to an at-the-market equity program under which the Company may offer and sell aggregate gross sale proceeds up to $150,000,000 of shares of its Class A Common Stock from time to time through the Managers. Sales of Class A Common Stock under the Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Managers were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.
During the three and nine months ended September 30, 2024, the Company sold a total of 10,465,581 and 31,694,198 shares of our common stock under the Equity Distribution Agreement, at a weighted-average price of $4.74 and $4.73 per share, respectively, and raised $49.6 million and $150.0 million of gross proceeds, respectively. After deducting approximately $1.2 million and $3.7 million, respectively, of commissions and offering costs incurred by the Company, the net proceeds from sales of common stock was $48.4 million and $146.2 million respectively during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had no remaining capacity to sell the Company's common stock under the Equity Distribution Agreement.
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan ("the Initial Limit"). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of September 30, 2024, the Company had 284,248 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). As of September 30, 2024, 816,479 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of September 30, 2024, no shares were issued under the 2024 Inducement Plan.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $1.9 million, which we expect to recognize over a weighted-average period of 0.91 years. There were no options granted during the three and nine months ended September 30, 2024.
Restricted Stock Units ("RSUs")
RSUs granted generally vest over a four-year period, with 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years. Besides RSUs with vesting condition tied to requisite service period, the Company also issues RSUs with vesting conditions tied to certain market conditions (“Market-Based RSUs”) and RSUs with vesting conditions tied to certain performance criteria ("Performance-Based RSUs").
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of September 30, 2024, performance level of 2024 revenue amount was not probable of being met and performance levels of 2025 and 2026 were probable of being met.
The Company also granted 1,952,000 RSUs that vest over a four-year requisite service period to SYNQ3 employees. Additionally, the Company granted 9,254,425 and 10,259,633 RSUs, respectively, to other employees of the Company during the three and nine months ended September 30, 2024. As a result, the Company granted total of 9,254,425 and 13,646,611 RSUs, respectively, during the three and nine months ended September 30, 2024.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $76.5 million.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the unvested Market-Based RSUs was approximately $26.6 thousand. There were no Market-Based RSUs granted during the three and nine months ended September 30, 2024.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $8.6 million. There were zero and 1,376,234 Performance-Based RSUs, respectively, granted during the three and nine months ended September 30, 2024.
The total unrecognized stock-based compensation related to unvested RSUs is $85.1 million and this will vest over a weighted average period of 2.50 years.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of September 30, 2024, the performance level of the 2024 revenue amount was not probable of being met and performance levels of 2025 and 2026 were probable of being met.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.8 million and $2.7 million, respectively, over a weighted average period of 2.01 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive loss for the period ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$99	$98	$358	$294
Sales and marketing	1,232	903	3,417	2,662
Research and development	4,389	3,292	11,555	8,843
General and administrative	3,340	2,399	7,962	6,421
Restructuring costs	—	—	—	2,419
Total	$9,060	$6,692	$23,292	$20,639

NOTE 14. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations is comprised of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (expense), net
Interest income	2,263	1,204	6,898	2,075
Loss on change in fair value of ELOC program	—	—	—	(1,901)
Gain on bargain purchase	—	—	1,223	—
Other income (expense), net	371	132	966	(476)
Total other income (expense), net	$2,634	$1,336	$9,087	$(302)

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 15. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(21,751)	$(20,197)	$(92,082)	$(70,934)
Cumulative dividends attributable to Series A Preferred Stock	—	(647)	(416)	(2,206)
Net loss attributable to SoundHound common shareholders (in thousands)	$(21,751)	$(20,844)	$(92,498)	$(73,140)
Denominator:
Weighted average shares outstanding – basic and dilutive	360,385,812	242,022,268	326,166,633	222,760,880
Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.28)	$(0.33)
For the three and nine months ended September 30, 2024 and 2023, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2024 and 2023:

	As of September 30,
	2024	2023
Stock-based awards	32,940,778	36,129,323
Series A Preferred Stock	—	15,897,990
Common stock warrants	3,665,996	6,967,532
Unvested restricted stock awards	508,289	—
Total	37,115,063	58,994,845

The table above does not include: (i) 4,440,482 and zero shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 18,257,365 and zero shares of contingently issuable earnout shares, respectively; outstanding as of September 30, 2024 and 2023, as these awards are subject to performance conditions that were not met as of those dates. The table also excludes 167,102 and zero shares associated with the Contingent Holdback Consideration in connection with the SYNQ3 Acquisition, respectively, as these shares are subject to contingencies that were not met as of September 30, 2024 and 2023.

The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such shares to participate in the combined entity’s losses. The weighted average shares outstanding used to calculate basic and diluted net income per share attributable to common stockholders excludes the 2,149,530 shares of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 16. INCOME TAXES
The tax expense (benefit) and the effective tax rate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income taxes	(32,242)	(18,636)	(101,640)	(68,627)
Income tax (benefit) expense	(10,491)	1,561	(9,558)	2,307
Effective tax rate	32.54%	(8.38)%	9.40%	(3.36)%

The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to the tax benefit resulting from acquisitions.
NOTE 17. FAIR VALUE MEASUREMENTS
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$37,604	$—	$—
Money market funds	80,113	—	—
Total assets	$117,717	$—	$—
Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$731
Contingent acquisition liabilities
Contingent earnout consideration	—	—	74,450
Total liabilities	$—	$—	$75,181

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$35,961	$—	$—
Money market funds	54,542	—	—
Total assets	$90,503	$—	$—
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	1,570
Balance as of March 31, 2024	$2,551
Measurement period adjustments	(554)
Change in the fair value of liability	(1,224)
Balance as of June 30, 2024	$773
Settlement	(206)
Change in the fair value of liability	164
Balance as of September 30, 2024	$731
The fair value of the cash portion of the Contingent Holdback Consideration was estimated based upon the holdback period of fifteen months, and discounted using the risk-free interest rate based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the fifteen-month holdback period. The fair value of the equity portion of the Contingent Holdback Consideration was estimated based upon the value of the Company’s Class A Common Stock price. The fair value of the Contingent Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3. For the three and nine months ended September 30, 2024, the Company recognized a loss of $0.2 million and $0.5 million, respectively, related to the Contingent Holdback Consideration.
The fair value of the Contingent Holdback Consideration has been estimated as of the Closing Date and September 30, 2024, under the following assumptions:

	January 3, 2024	September 30, 2024
Risk-free interest rate	4.6%	3.9%
Holdback period	1.25 years	0.50 years
Contingent Earnout Consideration
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Change in the fair value of liability	2,592
Balance as of March 31, 2024	$4,268
Change in the fair value of liability	$142
Balance as of June 30, 2024	$4,410
Acquisition of Amelia	$71,560
Change in the fair value of liability	$(1,520)
Balance as of September 30, 2024	$74,450
For the three and nine months ended September 30, 2024, the Company recognized a gain of $1.5 million and a loss of $1.2 million, respectively, related to the contingent earnout consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
The Company utilizes a Monte Carlo simulation to value the contingent earnout consideration. The Company selected this model as it believes it is reflective of all significant assumptions that market participants would likely consider in

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from SYNQ3 Acquisition has been estimated as of the Closing Date and September 30, 2024, with the following assumptions for the unobservable inputs:

	January 3, 2024	September 30, 2024
Discount rate	12.6%	10.0%
Expected stock price volatility	115.3%	130.0%
Risk-free interest rate	4.2%	3.6%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.13 - 1.75 years
The fair value of the Contingent Amelia Earnout Consideration acquired from Amelia Acquisition has been estimated as of the Closing Date and September 30, 2024, with the following assumptions for the unobservable inputs:

	August 6, 2024	September 30, 2024
Metric specific discount rate	8.0%	7.5%
Earnout payment discount rate	3.8%	3.6%
Expected stock price volatility	73.0%	70.0%
Expected metric volatility	11.0%	11.0%
Risk-free interest rate for target revenue	4.0%	3.7%
Risk-free interest rate for stock price	3.8%	3.6%
Expected dividend yield	0.0%	0.0%
Expected life	1.4 - 2.4 years	1.25 - 2.25 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2024 and 2023.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18. SUBSEQUENT EVENTS
Execute Equity Distribution Agreement
On November 12, 2024, the Company entered into an Execute Equity Distribution Agreement with Barclays Capital Inc., Piper Sandler & Co., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, and Joseph Gunnar & Co., LLC, (each, an “Agent,” and, collectively, the “Agents”) with respect to an at-the-market equity program under which the Company may offer and sell aggregate gross sale proceeds up to $120.0 million of shares of its Class A Common Stock from time to time through the Agents. Sales of Class A Common Stock, if any, under the Execute Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Agents will be entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation as of and for the year ended December 31, 2023 included in our Annual Report on Form 10‑K for 2023 filed with the SEC on March 1, 2024 ("Form 10-K" or the "Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 155 patents granted and over 115 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
Recent Developments

Amelia Acquisition
On August 6, 2024, we completed its acquisition of Amelia, a privately-held conversational AI software company involved in the development and delivery of AI and automation solutions and related services to improve customer experience and optimize business outcomes. We expect Amelia will bring together decades of experience in conversational AI, and highly complementary product portfolios, to offer best-in-class, scalable customer service support to a vast spectrum of businesses. These include some of the very largest multinational enterprise brands, top 15 global banks, and Fortune 500 organizations, with the combined company spanning nearly 200 marquee customers. We believe the acquisition of Amelia is expected to strengthen SoundHound’s position in voice and conversational AI and allow the Company to enter new industries such as healthcare, insurance, financial services, and retail, expanding its market reach.
We have incurred certain significant costs relating to the SYNQ3 and Amelia Acquisitions, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Refer to "Item 1A. Risk Factors" in our Form 10-K for a discussion regarding the risks associated with the acquisitions.
Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:
•Investments in Technology. Our business model since inception has been to invest in our technology in the form of dedicated research and development. We will continue to invest in the development of our software platform to deliver consumers with continually improving value and delight. Our investments include continuous enhancements to our technology we've developed over the last two decades or acquired from acquisitions, investments in data to help refine and improve our underlying algorithms and other costs to attract and retain a world-class technical workforce.
•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings, including those offerings that we have acquired, have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models and acquiring companies such as SYNQ3 and Amelia which have synergistic businesses to ours that we believe will enhance value to customers, partners and shareholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. As we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Additionally, in addition to our acquisitions of SYNQ3 and Amelia, we may look to acquire other companies in the industry to develop synergies with our existing business.
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

We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $66.9 million as of September 30, 2024. Given the applicable contract terms, $40.9 million is expected to be recognized as revenue within one year, $24.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.0 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
Cost of Revenues
SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses including personnel costs under call centers that are directly related to these revenue streams. Additionally, our cost of revenues also includes the amortization of developed technology acquired from SYNQ3, Amelia and other acquisition as intangible assets.
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

Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of contingent acquisition liabilities is related to contingent consideration from the SYNQ3 and Amelia acquisitions. The contingent consideration was determined to be liability classified and is remeasured as of each reporting period with a corresponding change in fair value recorded.
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

We recognized a change in valuation allowance due to taxable temporary differences from the intangible assets acquired from the Amelia Acquisition, resulting in the tax benefit of $11.1 million during the three and nine months ended September 30, 2024.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. Our net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.
Results of Operations
The following tables set forth the significant components of our results of operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenues	$25,094	$13,268	$11,826	89%
Operating expenses:
Cost of revenues	12,901	3,590	9,311	259%
Sales and marketing	8,363	4,471	3,892	87%
Research and development	19,545	12,806	6,739	53%
General and administrative	17,031	6,931	10,100	146%
Change in fair value of contingent acquisition liabilities	(1,356)	—	(1,356)	100%
Amortization of intangible assets	2,377	—	2,377	100%
Restructuring	—	—	—	*
Total operating expenses	58,861	27,798	31,063	112%
Loss from operations	(33,767)	(14,530)	(19,237)	132%
Other expense, net:
Loss on early extinguishment of debt	—	—	—	100%
Interest expense	(1,109)	(5,442)	4,333	(80)%
Other income (expense), net	2,634	1,336	1,298	97%
Total other expense, net	1,525	(4,106)	5,631	(137)%
Loss before provision for income taxes	(32,242)	(18,636)	(13,606)	73%
Provision for income taxes	(10,491)	1,561	(12,052)	(772)%
Net loss	$(21,751)	$(20,197)	$(1,554)	8%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenues	$50,150	$28,726	$21,424	75%
Operating expenses:
Cost of revenues	22,550	7,396	15,154	205%
Sales and marketing	19,560	14,424	5,136	36%
Research and development	50,161	38,726	11,435	30%
General and administrative	36,833	20,644	16,189	78%
Change in fair value of contingent acquisition liabilities	1,724	—	1,724	100%
Amortization of intangible assets	3,603	—	3,603	100%
Restructuring	—	3,751	(3,751)	*
Total operating expenses	134,431	84,941	49,490	58%
Loss from operations	(84,281)	(56,215)	(28,066)	50%

Other expense, net:
Loss on early extinguishment of debt	(15,587)	(837)	(14,750)	1762%
Interest expense	(10,859)	(11,273)	414	(4)%
Other income (expense), net	9,087	(302)	9,389	(3109)%
Total other expense, net	(17,359)	(12,412)	(4,947)	40%
Loss before provision for income taxes	(101,640)	(68,627)	(33,013)	48%
Provision for income taxes	(9,558)	2,307	(11,865)	(514)%
Net loss	$(92,082)	$(70,934)	$(21,148)	30%

*    Not meaningful

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	%
Revenues	$25,094	$13,268	89%
Cost of revenues	12,901	3,590	259%
Gross profit	$12,193	$9,678	26%
Gross margin	49%	73%	(24)%

	Nine Months Ended September 30,		Change
	2024	2023	%
Revenues	$50,150	$28,726	75%
Cost of revenues	$22,550	$7,396	205%
Gross profit	$27,600	$21,330	29%
Gross margin	55%	74%	(19)%

Revenues
The following tables summarize our revenues by type and geographic regions for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Product royalties	$5,987	$12,616	$(6,629)	(53)%
Service subscriptions	19,029	491	18,538	3776%
Monetization	78	161	(83)	(52)%
Total	$25,094	$13,268	$11,826	89%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Product royalties	$23,599	$26,972	$(3,373)	(13)%
Service subscriptions	26,250	1,291	24,959	1933%
Monetization	301	463	(162)	(35)%
Total	50,150	$28,726	$21,424	75%

	Three Months Ended September 30,		Change
	2024	2023	$	%
Asia	$4,956	$10,499	$(5,543)	(53)%
Americas	16,672	792	15,880	2005%
EMEA	3,466	1,977	1,489	75%
Total	$25,094	$13,268	$11,826	89%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Asia	$14,137	$16,982	(2,845)	(17)%
Americas	$24,250	$2,282	$21,968	963%
EMEA	$11,763	$9,462	2,301	24%
Total	$50,150	$28,726	$21,424	75%
Total revenues increased by $11.8 million, or 89%, in the three months ended September 30, 2024 compared to the same period in 2023. The increase of $18.5 million in service subscription revenue, primarily based in the Americas, was driven by the contribution of Amelia and SYNQ3 revenue. This is offset by a decrease in product royalties revenue in the Asia region, due to the minimum guarantee licensing revenue relating to the edge solution ("Houndify Edge") recognized in the previous period.
Total revenues increased by $21.4 million, or 75%, in the nine months ended September 30, 2024 compared to the same period in 2023. The increase of $25.0 million in service subscription revenue, primarily based in the Americas, was driven by the contribution of Amelia and SYNQ3 revenue. This is offset by a decrease in product royalties revenue in the Asia region, due to the minimum guarantee licensing revenue relating to Houndify Edge recognized in the previous period. We also saw an increase of professional service and unit-based Product Royalties, including SoundHound Chat AI, in both the Asia and EMEA region.
Cost of Revenues

Cost of revenues increased by $9.3 million, or 259%, and $15.2 million, or 205% in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Gross margin decreased to 49% and 55% during the three and nine months ended September 30, 2024, respectively, compared to 73% and 74% during the same periods in 2023 primarily due to the acquisitions of Amelia and SYNQ3, which included a mix of lower margin call center agent business from SYNQ3 and amortization of acquired intangible assets. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $3.9 million, or 87%, in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to increases in 2024 of $3.2 million in personnel-related costs, $0.5 million in legal and professional fees, $0.2 million in consulting fees, $0.1 million in office expense, and $0.1 million in travel expenses, which were partially offset by a decrease of $0.3 million incurred for information technology and facility allocations. Included in the sales and marketing expense is an increase of $1.7 million arising from the Amelia acquisition, stemming from increased personnel-related costs.
Sales and marketing expenses increased by $5.1 million, or 36%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to increases in 2024 of $4.5 million in personnel-related costs, $0.5 million in consulting fees, $0.5 million in legal and professional fees, $0.2 million in office expense, and $0.2 million in travel expense, which were partially offset by a decrease of $0.7 million incurred for information technology and facility allocations.
Research and Development
Research and development expenses increased by $6.7 million, or 53%, in the three months ended September 30, 2024 compared to the same period in 2023. The increase in research and development expenses was primarily due to increased personnel-related costs of $4.3 million, spending on cloud computing services of $2.7 million, office expense of $0.1 million and consulting fees of $0.1 million. This is partially offset by the reduced information technology and facility allocations of $0.5 million, and legal and professional fees of $0.1 million. Included in the research and development expense is an increase of $1.0 million arising from the Amelia acquisition and $1.1 million arising from the SYNQ3 acquisition, stemming from increased personnel-related costs.
Research and development expenses increased by $11.4 million, or 30%, in the nine months ended September 30, 2024 compared to the same period in 2023. The increase in research and development expenses was primarily due to increased personnel-related costs of $8.2 million, spending on cloud computing services of $5.3 million, $0.2 million in property-related expenses and consulting fees of $0.2 million. This is partially offset by the reduced information technology and facility allocations of $1.8 million, legal and professional fees of $0.4 million, and office expenses of $0.2 million. Included in the research and development expense is an increase of $2.8 million arising from the SYNQ3 acquisition and $1.0 million arising from the Amelia acquisition, stemming from increased personnel-related costs.
General and Administrative
General and administrative expenses increased by $10.1 million, or 146%, in the three months ended September 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase of $6.0 million in legal and professional fees, of which $4.8 million relate to the Amelia Acquisition, $2.8 million in personnel-related costs, $0.8 million in information technology and facility allocations, $0.6 million in consulting fees, $0.4 million in office expenses, and $0.2 million in bad debt expense. The SYNQ3 and Amelia Acquisitions led to increases in personnel-related costs, amortization expense and office expenses. This increase was offset by reductions of $0.6 million in equipment rental expense, and $0.2 million in property-related expenses. Included in the general and administrative expense is an increase of $0.7 million arising from the Amelia acquisition, stemming from increased personnel-related costs.
General and administrative expenses increased by $16.2 million, or 78%, in the nine months ended September 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase of $10.7 million in legal and professional fees, of which $4.8 million relate to the Amelia Acquisition and $0.8 million relate to the SYNQ3 Acquisition, $4.4 million in personnel-related costs, $2.5 million in information technology and facility allocations, $0.4 million in bad debt expense, $0.3 million in consulting fees, and $0.1 million in travel expense. The SYNQ3 and Amelia Acquisitions led to increases in personnel-related costs, amortization expense and office expenses. This increase was offset by reductions of $0.8 million in insurance expense, $0.7 million in equipment rental cost and $0.5 million in office expense, and $0.3 million in property-related expenses. Included in the general and administrative expense is an increase of $0.7 million arising from the Amelia acquisition, stemming from increased personnel-related costs.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is driven by the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a gain of $1.4 million and a loss of $1.7 million for the three and nine months ended September 30, 2024, respectively. We will continue to review our estimates on the quarterly basis over the remaining earnout period until 2026. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information.
Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Cost of revenues	$2,691	$—	$2,691	100%
Operating expenses	2,377	—	2,377	100%
Total amortization	$5,068	$—	$5,068	100%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Cost of revenues	$3,573	$—	$3,573	100%
Operating expenses	3,603	—	3,603	100%
Total amortization	$7,176	$—	$7,176	100%
Restructuring
There were no restructuring expenses resulting from the Restructuring Plan recorded in the three and nine months ended September 30, 2024 as the Restructuring Plan was complete as of December 31, 2023, compared to zero and $3.8 million of expenses incurred in the three and nine months ended September 30, 2023, respectively.

Loss on Extinguishment of Debt
The $15.6 million increase in loss on extinguishment of debt during the nine months ended September 30, 2024 was attributable to a loss on repayment of Term Loan in June 2024. See Note 9 to our unaudited condensed consolidated financial statements included within this report for more information.
Interest Expense
Interest expense decreased by $4.3 million, or 80% in the three months ended September 30, 2024 compared to the same period in 2023. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024, resulting in the decrease in interest expense, which was partially offset by the increased interest expense of $1.0 million from Amelia Debt in the period.
Interest expense decreased by $0.4 million, or 4% in the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024 and the interest expense from on our SVB March 2021 Note and SCI June 2021 Note in the nine months ended September 30, 2023, which were terminated at the time that the Term Loan was obtained in April 2023. The decrease in interest expense was partially offset by the increased interest expense of $1.0 million from Amelia Debt in the three months ended September 30, 2024. We expect interest expense will decrease as a result of the extinguishment of the Term Loan.
Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Interest income	$2,263	$1,204	$1,059	88%
Loss on change in fair value of ELOC program	—	—	—	*
Gain on bargain purchase	—	—	—	*
Other income (expense), net	371	132	239	181%
Other income (expense), net	$2,634	$1,336	$1,298	97%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Interest income	$6,898	$2,075	$4,823	232%
Loss on change in fair value of ELOC program	—	(1,901)	1,901	*
Gain on bargain purchase	1,223	—	1,223	*
Other income (expense), net	966	(476)	1,442	(303)%
Other income (expense), net	$9,087	$(302)	$9,389	(3109)%

*    Not meaningful
Interest Income
Interest income increased by $1.1 million, or 88%, and $4.8 million, or 232% in the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during the three and nine months ended September 30, 2024, as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the period ended September 30, 2024.

Loss on Change in Fair Value of Equity Line of Credit Program
We recorded loss on changes in the fair value of the derivative liability associated with the ELOC (as defined below) of $1.9 million for the nine months ended September 30, 2023 as other income (expense), net on our consolidated statements of operations and comprehensive loss. There was no change in fair value of the derivative liability associated with the ELOC for the nine months ended September 30, 2024 as we sold the entirety of the 25,000,000 shares under the ELOC during the year ended December 31, 2023.
Gain on Bargain Purchase
The gain on bargain purchase of $1.2 million was recorded within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss in the nine months ended September 30, 2024 as a result of a favorable fair value of identifiable net assets acquired from an immaterial acquisition at the date of acquisition as compared with the purchase price. See Note 3 to our unaudited condensed consolidated financial statements included within this report for more information.
Provision for Income Taxes
The following table summarizes the provision for income taxes ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Provision for income taxes	$(10,491)	$1,561	$(12,052)	(772)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Provision for income taxes	$(9,558)	$2,307	$(11,865)	(514)%
Provision for income taxes decreased by $12.1 million, or 772%, and $11.9 million, or 514% in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. This decrease was primarily attributed to increased tax benefit from acquisitions.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of September 30, 2024 was $135.6 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
Equity Distribution Agreement
We entered into the Equity Distribution Agreement with the Managers on April 9, 2024 with regards to an at-the-market equity program. Under this program, we may offer and sell aggregate gross sale proceeds up to $150.0 million of shares of our Class A Common Stock from time to time through the Managers. Sales of Class A Common Stock under the Equity Distribution Agreement were made at market prices by any method that is deemed to be an “at the market offering”

as defined in Rule 415 under the Securities Act. The Managers were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agents in the sale of our Class A Common Stock.
During the three and nine months ended September 30, 2024, we sold a total of 10,465,581 and 31,694,198 shares of our common stock under the Equity Distribution Agreement, at a weighted-average price of $4.74 and $4.73 per share, respectively, and raised $49.6 million and $150.0 million of gross proceeds, respectively. After deducting approximately $1.2 million and $3.7 million, respectively, of commissions and offering costs incurred by us, the net proceeds from sales of common stock was $48.4 million and $146.2 million, respectively during the three and nine months ended September 30, 2024. As of September 30, 2024, we had no remaining capacity to sell the common stock under the Equity Distribution Agreement.
SYNQ3 Acquisition
On January 3, 2024 (the "SYNQ3 Acquisition Date"), we acquired all of the issued and outstanding equity of SYNQ3, a leading provider of voice AI and other technology solutions to the restaurant industry, for total preliminary purchase consideration of $15.7 million (the “SYNQ3 Acquisition”).

The total preliminary purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of our Class A Common Stock issued as of the SYNQ3 Acquisition Date. We also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of our Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of our Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. We also issued 2,033,156 restricted shares of our Class A Common Stock subject to time and performance-based vesting conditions.

We incurred $1.9 million in acquisition related expenses, of which $0.5 million and $0.8 million were incurred during the three and nine months ended September 30, 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Holdback

The $0.5 million in cash and 1,179,514 shares of our Class A Common Stock is being withheld for a period of 15 months (the “Holdback Amount”). We determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.

The deferred cash holdback consideration of $0.1 million and the deferred share holdback consideration of 361,145 shares of our Class A Common Stock (collectively, the “Deferred Consideration”) were not recognized as of the SYNQ3 Acquisition Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.

The contingent cash and share holdback consideration to be issued is variable (“Contingent Holdback Consideration”). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. We accounted for the Contingent Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent Holdback Consideration was estimated to be $0.4 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of our Class A Common Stock. During the three months ended September 30, 2024, we issued 38,277 shares of the Company’s Class A Common Stock and paid an immaterial amount in cash from the Contingent Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the quarter. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on our condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2024, we recognized a loss of $0.2 million and $0.5 million, respectively, related to the Contingent Holdback Consideration.
Contingent SYNQ3 Earnout Consideration
We also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). We accounted for the Contingent SYNQ3 Earnout Consideration as a

liability within contingent acquisition liabilities on our condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive loss. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. For the three and nine months ended September 30, 2024, we recognized a gain of $1.5 million and a loss of $1.2 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
Restricted stock awards
The 2,033,156 restricted shares of our Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration.
Restricted stock units
As a condition of the SYNQ3 Acquisition, we additionally granted certain employees awards with future vesting conditions. As a result, we determined that these awards should be accounted for separately from the SYNQ3 Acquisition and therefore are excluded from purchase consideration.
During the nine months ended September 30, 2024, we recorded measurement period adjustments to decrease the deferred revenue by $0.1 million as the revenue recognition criteria had been met at the acquisition date, to increase the accrued litigation liabilities by $1.9 million resulting from a pre-acquisition legal contingency, and to decrease the deferred tax liabilities assumed by $0.2 million. Refer to Note 7 to these condensed consolidated financial statements for more information on the loss contingencies. These measurement period adjustments resulted in a decrease of $0.1 million in deferred cash consideration, $0.6 million in deferred equity consideration, and $0.6 million in contingent holdback consideration in accordance with the merger agreement. As a result of the adjusted acquisition-date fair value of assets acquired and liabilities assumed, we booked an increase of $0.3 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the nine months ended September 30, 2024 and was made to reflect facts and circumstances that existed as of the SYNQ3 Acquisition Date.

The preliminary purchase price allocation has not been finalized as of September 30, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent sales tax liability assumed and fair value of the contingent acquisition liabilities. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed, such as the contingent liabilities accrued for a pre-acquisition legal contingency. See Note 7 to our unaudited condensed consolidated financial statements included within this report for more information. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the SYNQ3 Acquisition Date.

Amelia Acquisition
On August 6, 2024 (the “Amelia Acquisition Date”), we completed the acquisition of Amelia Holdings, Inc. (the “Amelia Acquisition”), a privately-held conversational AI software company involved in the development and delivery of AI and automation solutions and related services to improve customer experience and optimize business outcomes.

On the Amelia Acquisition Date, we issued a total of 3,809,520 shares of the SoundHound Class A common stock to the sellers. Pursuant to the terms of the Purchase Agreement, we also issued and deposited 2,149,530 shares of the SoundHound Class A common stock into an escrow account in order to partially secure the indemnification obligations of the selling shareholders under the Purchase Agreement. We also paid $8.4 million of cash for seller transaction expenses in connection with the closing of the Amelia Acquisition. We agreed to issue up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026. The fair value of the preliminary purchase consideration was $103.9 million.

In connection with the Amelia Acquisition, we assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”). See Note 9 to our unaudited condensed consolidated financial statements included within this report for more information on the Amelia Debt.

Escrow Consideration
On the Amelia acquisition Date, we issued and deposited 2,149,530 shares of the Company’s Class A Common Stock into and escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. The Company accounted for the Escrow Consideration as equity issued as part of consideration transferred. Upon the settlement of any valid indemnification claims against the sellers, the escrow agent will return a number of shares to us equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. We concluded that this variability in settlement value is a derivative that is requirement to be remeasured to fair value due to changes in stock price. This derivative did not have a material impact to the financial statements for the three and nine months ended September 30, 2024. Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $71.6 million and will be settled in shares of our Class A Common Stock. For the three and nine months ended September 30, 2024, we recognized a $0.5 million loss related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. See Note 17 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent Amalia Earnout Consideration.
The preliminary purchase price allocation has not been finalized as of September 30, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent tax liability assumed and fair value of the contingent acquisition liabilities. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.
Other Acquisition
On June 14, 2024, we completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, we acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the purchase price. We were able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.
The preliminary purchase price allocation has not been finalized as of September 30, 2024 primarily due to the final assessment of the fair values of the intangible assets. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the acquisition date.
We incurred $0.1 million in acquisition related expenses, of which zero and $0.1 million were incurred during the three and nine months ended September 30, 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.
Sales Agreement
On July 28, 2023, we entered into the Sales Agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may offer and sell up to $150.0 million of shares of our Class A Common Stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A Common Stock, if any, under the Sales Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Agents are entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We have agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount of $75 thousand in the aggregate in connection with the execution of the Sales Agreement.
During the nine months ended September 30, 2024, we sold a total of 37,907,219 shares of our common stock under the Sales Agreement at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by us, the net proceeds from sales of common stock was $133.8 million.
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
Amelia Debt
In connection with the Amelia Acquisition, we assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”) and on August 7, 2024, we paid $70.0 million in cash to pay down a portion of the outstanding principal balance and issued 2,943,917 shares of Class A common stock to settle certain fees associated with the Amelia Debt. The remaining outstanding balance of $39.7 million has a maturity date of June 30, 2026 (the “Maturity Date”) and provides, at our election, for payment of a portion of interest in cash or in kind ("PIK"), in which case interest will be capitalized and added to the outstanding principal amount, with principal and accrued interest due at the Maturity Date. Refer to Note 9 of the unaudited condensed consolidated financial statements for further information regarding the Amelia Debt.
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
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the liquidation preference per share ("Liquidation Preference") at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. During the nine months ended September 30, 2024, 475,005 shares of preferred stock were converted into 16,624,215 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.
As of September 30, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
The holders of Series A Preferred Stock were entitled to cumulative dividends payable for such share at the rate of 14% per annum, compounding semi-annually to Liquidation Preference on January 1 and July 1 of each year. Total cumulative dividends attributable to Series A Preferred Stock for the the three and nine months ended September 30, 2024 were zero and $0.4 million, respectively.
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

Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(75,755)	$(54,395)
Net cash used in investing activities	(12,292)	(334)
Net cash provided by financing activities	115,445	155,175
Effects of exchange rate changes on cash	(16)	—
Net change in cash, cash equivalents, and restricted cash equivalents	$27,382	$100,446
Cash Flows Used in Operating Activities
Net cash used in operating activities was $75.8 million during the nine months ended September 30, 2024 compared to $54.4 million during the nine months ended September 30, 2023. The $21.4 million increase in cash used in operating activities was primarily due to our increased net loss of $21.1 million, an increase in deferred income taxes of $11.5 million resulting from the tax benefit from acquisitions, a net decrease in changes in operating assets and liabilities of $10.3 million, a decrease in amortization of debt issuance cost of $2.0 million, a decrease in loss on change in fair value of ELOC program of $1.9 million, and a decrease in non-cash lease amortization of $0.2 million, an increase in foreign currency gain from remeasurement of $0.1 million, and a net increase in other non-cash loss of $0.4 million. This was partially offset by an increase of $14.8 million in loss on early extinguishment of debt, $6.2 million in depreciation and amortization, $2.7 million in stock-based compensation, and $1.7 million in change in the fair value of contingent acquisition liabilities.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $12.3 million during the nine months ended September 30, 2024 compared to $0.3 million during the nine months ended September 30, 2023. The $12.0 million increase in cash used in investing activities was primarily driven by the payments related to acquisitions of $11.7 million and an increase in purchases of property and equipment of $0.2 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $115.4 million during the nine months ended September 30, 2024 compared to $155.2 million during the nine months ended September 30, 2023. The $39.7 million decrease in cash provided by financing activities was primarily due to the $175.6 million of the repayment of Term Loan during the nine months ended September 30, 2024 compared to the $35.0 million of the repayment of SVB March 2021 Note and the SCI June 2021 Note during the nine months ended September 30, 2023. The decrease was partially offset by $287.3 million in net proceeds from sales of Class A Common Stock under the Sales Agreement during the nine months ended September 30, 2024 compared to $71.5 million in net proceeds from sales of Class A Common Stock under the ELOC program during the nine months ended September 30, 2023. In addition, we experienced a decrease of $24.9 million in net proceeds from the one-time issuance of Series A Preferred Stock, $85.1 million in net proceeds from the issuance of Term Loan, and an increase of $7.2 million in the payment of financing costs associated with the Sales Agreement, an increase of $2.2 million in proceeds from exercise of stock options and employee stock purchase plan during the nine months ended September 30, 2023.
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
Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, we estimate fair value of contingent consideration payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in the condensed consolidated balance sheet. We review and assess the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Adjustments to estimated fair value related to changes in fair value are reported as change in fair value of contingent acquisition liabilities in our condensed consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Our policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and nine months ended September 30, 2024.
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
As of September 30, 2024, the Company had total borrowings of $39.7 million outstanding with an interest rate of 14.47%. With all other variables remaining constant, an increase in the short-term interest rate of 1 percent would result in an increase in the annual interest expense of approximately $0.4 million. Refer to Note 9: Note Payable for additional information related to the Company’s debt.
Foreign Exchange Risk
Our condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. During the three and nine months ended September 30, 2024, we recorded the exchange rate losses of approximately $0.1 million and $0.5 million, respectively. During the three and nine months ended September 30, 2023, we recorded exchange rate losses of approximately $0.3 million and $0.5 million, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Finance Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the nine months ended September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in its internal control over financial reporting, which were previously identified and reported in our 2023 Form 10-K as part of Management's report on Internal Control over Financial Reporting for the year ended December 31, 2023. The elements of our remediation plan can only be accomplished over time. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in the Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
In accordance with the Compliance and Disclosure Interpretations issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures that are subsumed in the internal control over financial reporting. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of acquired entities. The Company completed the acquisition of SYNQ3 on January 3, 2024. SYNQ3’s total assets represented approximately 5% of the Company's consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 11% and 18%, respectively, of the Company's consolidated total revenues for the three and nine months ended September 30, 2024. The Company completed the acquisition of Amelia on August 6, 2024. Amelia’s total assets represented approximately 26% of the Company's consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 62% and 31%, respectively, of the Company's consolidated total revenues for the three and nine months ended September 30, 2024. The Company completed an immaterial acquisition on June 14, 2024. Total assets, excluding the effects of purchase accounting, and revenue from the acquired entity were not material to the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024.
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
•The Company hired personnel with expertise in risk assessment and internal controls.
The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described below and those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Other than as described below, there have been no material changes from these risk factors during the quarter ended September 30, 2024.

We may engage in future acquisitions or strategic transactions which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

In January 2024, we completed our acquisition of SYNQ3 and in August 2024, we completed our acquisition of Amelia and we continue to actively evaluate opportunities to grow and enhance our business and technologies. In the event we engage in an acquisition or other strategic transaction, including by making an investment in another company, we may need to acquire additional financing. Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction, may entail numerous operational and financial risks, including the risks outlined above and additionally:

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

If intangible assets and goodwill that we recorded in connection with our acquisitions, including our SYNQ3 and Amelia acquisitions, become impaired, we may have to take significant charges against earnings, which would have a negative impact on our financial condition and results of operations.

We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Under generally accepted accounting principles in the United States, we must assess, at least annually and potentially more frequently, whether the value of indefinite-lived intangible assets and goodwill have been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

The integration of our acquisitions, and in particular, our acquisitions of SYNQ3 and Amelia, may result in significant accounting charges that adversely affect the financial results of our company.

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

Our acquisitions may result in unexpected consequences to our business and results of operations.

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

The existence of a material weakness in internal control over financial reporting of one of our acquired entities may adversely affect our ability to provide timely and reliable financial results.

A material weakness is a deficiency, or a combination of deficiencies, in the internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis. To the extent that any material weakness or significant deficiency exists in the internal control over financial reporting of an acquired entity or a potential acquired entity, such material weakness or significant deficiency may adversely affect our ability to accurately assess such potential acquisition, and, if acquired, may negatively affect our ability to provide timely and reliable financial information necessary for the conduct of our business and the satisfaction of our reporting obligations under the federal securities laws. For example, Amelia identified material weaknesses in its reporting system in connection with its fiscal 2023 audit, relating to revenue recognition, financial close processes and income taxes. As of the date of our acquisition of Amelia, such material weaknesses had not yet been successfully remediated. In addition, as disclosed in our Annual Report, our management identified material weaknesses in our internal control over financial reporting. While we are in the process of addressing our material weaknesses as discussed in our Annual Report and this Quarterly Report on Form 10-Q, elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

Failure to realize the benefits expected from our recent acquisitions could adversely affect the value of our common stock.

The success of our recent acquisitions will depend, in part, on our ability to:

•integrate SYNQ3’s and Amelia’s customer bases and capitalize on our cross-selling opportunities;
•realize cost savings from reduced back-office and infrastructure expenses, eliminate duplicative company and management structure costs;
•operate our combined businesses efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies;
•realize the attractive risk-adjusted equity returns from our acquisitions for our stockholders; and
•capitalize on the embedded and/or underexploited expansion opportunities offered by our acquisitions that we can expand upon.

However, to realize the anticipated benefits of our acquisitions we must successfully integrate their businesses in a manner that permits those benefits and cost savings to be realized. Although we expect benefits to result from these acquisitions, there can be no assurance that we will be able to successfully realize these benefits. The challenges involved in this integration will be complex and time consuming and may require a disproportionate amount of resources and management attention and could result in the loss of valuable employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations. If we do not successfully manage these and related issues and challenges, we may not achieve the anticipated benefits of these acquisitions and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements

During the fiscal quarter ended September 30, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on August 30, 2024 (with the first trade under the new plan not to be made prior to December 1, 2024). The trading plan will be effective until February 28, 2025 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock, up to 461,026 shares of Class A common stock issuable upon exercise of outstanding options, and up to 461,026 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•Majid Emami, Chief Science Officer and Senior Vice President, adopted a new trading plan on August 28, 2024 (with the first trade under the new plan not to be made prior to December 1, 2024). The trading plan will be effective until May 31, 2025 and provides for the sale of up to 2,400,000 shares of Mr. Emami's 16,583,756 shares of Class B common stock, up to 666,748 shares of Class A common stock issuable upon exercise of outstanding options, and up to 254,067 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on August 26, 2024 (with the first trade under the new plan not to be made prior to December 16, 2024). The trading plan will be effective until March 31, 2025 and provides for the sale of up to 400,000 shares of Mr. Hom’s 2,012,588 shares of Class B common stock and up to 191,857 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•Diana Sroka, Director, adopted a modified trading plan on August 12, 2024 (with the first trade under the new plan not to be made prior to December 23, 2024). The trading plan will be effective until December 31, 2025 and provides for the sale of up to 9,604 shares of Ms. Sroka's Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
10.1**
Stock Purchase Agreement, dated August 6, 2024, by and among SoundHound AI, Inc., Firehorse Merger Sub, LLC, a Delaware limited liability company, IPSoft Global Holdings, Inc., a Delaware corporation, and BuildGroup, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-40193, filed August 6, 2024).

10.2**
Credit Agreement, as amended by the Second Amendment dated August 6, 2024, by and among SoundHound AI, Inc., Amelia Holding II, LLC, the other Credit Parties party thereto, the Lenders party thereto, and Monroe Capital Management Advisors, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40193, filed August 6, 2024).

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
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive loss, (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished or filed in other filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: November 12, 2024	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)