Form 10-K
period 2024-12-31
SOUNDHOUND AI, INC.
filed 2025-03-11
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $3.95 for shares of the Registrant’s Class A common stock, was approximately $1,169.2 million.
As of March 6, 2025, there were 366,426,264 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

SOUNDHOUND AI, INC.
FORM 10-K
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance, our ability to implement our business strategy and anticipated business and operations, including our ability to integrate the business and operations of our recent acquisitions and improve our Generative AI Foundation Model, expand our customer partnerships and roll out our AI drive thru service, roll out our Dynamic Interaction, Chat AI for Automotive, and expand the number of platforms on which our voice AI technology will be available, the potential utility of and market for our products and services, including our newly acquired products and services, and our ability to achieve revenue from our bookings backlog. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 192 patents granted and over 109 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent.
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
After we went public in 2022, SoundHound rapidly introduced innovation to the market with Smart Ordering, Dynamic InteractionTM, SoundHound Chat AI, and Smart Answering, among other products (see "Products and Technology" hereafter).
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
Additionally, through SoundHound's AI-driven restaurant voice ordering solution, Smart Ordering, automated voice technology can be deployed by any restaurant to take food and drink orders over the phone, via menu kiosks or at the drive-

thru. Its sophisticated technology learns the menu of each business and can answer questions, accept modifications and even upsell, helping the restaurant process more orders quickly and efficiently.
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
Three pillars for growth
We have identified three pillars for revenue growth: Royalties, Subscription, and Monetization, and all three pillars contribute to our current revenues today. While the majority of current revenues come from royalties and subscriptions, over time we expect our revenues from monetization pillars to increase meaningfully in the future.
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
Research and Development
Research and development have been the foundation of our company since its origin. We have invested significantly over the years in making conversational Voice AI technology by leveraging advanced technologies across signal processing, speech recognition, machine learning and more. The complexities of our design and the associated technological breakthroughs have required more than ten years of research and development activities to fine tune our technology for commercial use. We continue to explore different innovation strategies to strengthen our capabilities.
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
Intellectual Property
SoundHound’s intellectual property portfolio includes over 192 patents granted and over 109 patents pending worldwide. These patents cover areas such as speech recognition, natural language understanding, machine learning, human interfaces, and others, including monetization and advertising.
Out of our 301 patents granted and pending, more than 40 of these patents are in conversational monetization. Because we predict that search traffic will change from keyword-based queries to conversational interactions, we have a large number of patents in the area of conversational advertising.
Human Capital
At SoundHound, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to create an environment that supports employee success and a culture where everyone has a voice in driving innovation.

Employees
As of December 31, 2024, we had approximately 842 full-time employees, of which approximately 54% were in the United States and 46% were in our international locations. We have not experienced work stoppages and believe our employee relations are good.
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
Government Regulations
We are subject to various laws, regulations, and permitting requirements of federal, state, and local authorities, related to health and safety, consumer privacy, anti-corruption, export controls and AI-related regulations. The foregoing may include the U.S. Foreign Corrupt Practices Act of 1977, the U.S. Export Administration Regulations, Money Laundering Control Act of 1986 and any other equivalent or comparable laws of other countries. We believe that we are in material compliance with all such laws, regulations, and permitting requirements.
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
•Cybersecurity and data privacy incidents or breaches may damage client relations and adversely affect our operations;
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
•Our acquisition of SYNQ3, Amelia and any potential future acquisitions or strategic transactions may not be accretive and may subject us to various risks that could adversely affect our business and for which we may not achieve the anticipated benefit of such a transaction;
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
•The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate;
•We have a dual class common stock structure that has the effect of concentrating voting control with the holders of our Class B Common Stock. Our Class B Common Stock has multiple votes per share and this ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A Common stock; and
Risks Related to U.S. and International Taxation
•Our ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
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

For example, in Europe, the European Parliament formally enacted the European Union’s Artificial Intelligence Act (the “AI Act”). The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework seeks to categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. While the AI Act has only recently been enacted, there is a risk that our current or future AI-powered software or applications may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business. For example, the AI Act would prohibit certain uses of AI systems and place numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way AI is regulated in the European Union and beyond, and, together with developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations.
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
SoundHound’s business depends on, and is directly affected by, the global Voice AI market, as well as the global economy more generally, including global economic trends affecting the automotive, internet of things (“IoT”), mobile application, call center, semiconductor device maker and restaurant and hospitality industries. For example, SoundHound’s largest customers are currently in the automotive industry, and automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, tariffs, consumer confidence, fuel costs, fuel availability, environmental impact, union strikes, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Such factors may also negatively impact consumer demand for products, including automobiles, that incorporate or use SoundHound products or technologies. In addition, global production and sales trends can be affected by SoundHound’s customers’ ability to continue operating in response to challenging economic conditions, and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of global automotive production, in particular, has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for SoundHound’s products. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer or the closure of a customer manufacturing facility, may result in a reduction in sales and production by SoundHound’s customers, and could have a material adverse effect on SoundHound’s business, results of operations and financial condition.
SoundHound’s strategy to increase cloud connected and embedded products and technologies and expand the number of foreign languages SoundHound understands may adversely affect its near-term revenue growth and results of operations.
SoundHound has been and is continuing to develop new cloud-connected and embedded products and technologies. The design and development of new cloud-connected and embedded products and technologies and the addition of new languages will involve significant expense. SoundHound’s research and development costs have greatly increased in recent years and, together with certain expenses associated with delivering SoundHound’s connected services, are projected to continue to escalate in the near future. SoundHound may encounter difficulties with designing, developing, and releasing new cloud-connected and embedded components, as well as integrating these components with SoundHound’s existing technologies. These development issues may further increase costs and may affect SoundHound’s ability to innovate in a manner that allows SoundHound to remain competitive relative to its peers. As a result, SoundHound’s strategy to incorporate more cloud-connected and embedded components may adversely affect its revenue growth and results of operations.
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
During the year ended December 31, 2024, one customer accounted for 14% of SoundHound's total revenues. During the years ended December 31, 2023 and 2022, two and three customers accounted for the following approximate percentages of SoundHound’s total revenues during the respective applicable period: 62% and 67%. Accounts receivable balances due from one customer totaled 23% of the Company’s consolidated accounts receivable balance at December 31, 2024. Accounts receivable balances due from three customers collectively totaled 87% of the Company’s consolidated accounts receivable balance at December 31, 2023. The unbilled receivables balances from two customers collectively totaled 74% of the Company’s consolidated unbilled receivables balance at December 31, 2024. The unbilled receivables balances from three customers collectively totaled 86% of the Company’s consolidated unbilled receivables balance at December 31, 2023.
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
Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, including inflation, in particular in connection with the implementation of tariffs in the U.S. and abroad, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth.
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
•increased costs to raise cash in the market place, including increased borrowing costs as a result of inflation and tariffs;
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
Despite SoundHound’s efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that SoundHound’s practices, offerings or platform could fail to meet all of the requirements imposed on SoundHound by legislation relating to cybersecurity, data security and/or related implementing regulations. Any failure on SoundHound’s part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage SoundHound’s reputation, discourage new and existing counterparties from contracting with SoundHound or result in investigations, fines, suspension or other penalties and private claims or litigation, any of which could materially adversely affect SoundHound’s business, financial condition and results of operations. Even if SoundHound’s practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm its reputation and brand and adversely affect its business, financial condition and results of operations. Moreover, the legal uncertainty created by certain of these laws, including the Data Security Law, and recent government actions could materially adversely affect its ability, on favorable terms, to raise capital. Compliance with data security and personal information protection laws, may result in additional expenses to

SoundHound and subject it to negative publicity, which could harm SoundHound’s reputation among users and negatively affect the trading price of its shares in the future. Furthermore, SoundHound’s data transfer policies may be subject to additional compliance requirement and regulatory burdens, and SoundHound may be required to make further adjustments to its business practices to comply with the interpretation and implementation of such laws, which may increase our compliance costs and adversely affect our operating results.
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
During the years ended December 31, 2024, 2023 and 2022, SoundHound derived approximately 45%, 85% and 89%, respectively, of its revenues from customers located in countries outside the United States, and SoundHound plans to increase its international operations in the future. Accordingly, SoundHound expects to increasingly face significant operational risks and expenses from doing business internationally.
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
•rapid changes in government, economic and political policies and conditions; and
•political or civil unrest or instability, terrorism or epidemics or pandemics and other similar outbreaks or events.
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
SoundHound’s international subsidiaries employ workers primarily in Canada, Germany, France and India. Operating in international markets requires significant resources and management attention and subjects it to intellectual property, regulatory, economic and political risks that are different from those in the United States. As SoundHound increases its international sales efforts it will face risks in doing business internationally that could harm its business, including:
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
Any disruptions or other performance problems with its products could harm SoundHound’s reputation and business and may damage its customers’ businesses. Interruptions in its service delivery might reduce SoundHound’s revenue, cause SoundHound to issue credits to customers, subject us to potential liability and cause customers not to renew their subscription purchases of its products, which eventually adversely affected SoundHound's operating results.
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
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel which may result in reorganizations and reductions in force;
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
•negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges and contingent acquisition liabilities related to earnout payments or otherwise;
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
In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including sales and marketing, research and development, finance, legal, and information technologies. There can be no assurance that any of the acquisitions we may make will be successful or will be, or will remain, profitable or accretive. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.
The integration of our acquisitions, and in particular, our acquisition of SYNQ3 and Amelia, may result in significant accounting charges that adversely affect the financial results of our company.
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
•integrate SYNQ3’s and Amelia's customer bases and capitalize on our cross-selling opportunities;
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
Even though the total unrestricted cash and cash equivalents on hand as of December 31, 2024 was $198.2 million, SoundHound may require additional capital to continue its planned business operations. SoundHound anticipates that current cash, cash equivalents, cash provided by operating activities and funds available through SoundHound’s at-the-market offering program (ATM program), will not be sufficient to meet its future capital needs. SoundHound will need additional financing to execute on its current or future business strategies, including to:
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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.

Pursuant to SEC rules and regulations, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

We identified material weaknesses in internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company, including the SYNQ3 and Amelia entities which were acquired during 2024, not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses as of December 31, 2024:

•The Company did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex financing transactions and acquisitions.
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

The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, immaterial errors related to SYNQ3 and Amelia acquisitions during the year ended December 31, 2024 and immaterial errors in various accounts during the interim and annual periods during 2023 and 2024. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

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

A significant natural disaster, such as an earthquake, wildfire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on our business and operating results, by impacting, among other things, the demand for our services, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. Our corporate headquarters are located in the San Francisco Bay Area of California, a region known for seismic and wildfire activities. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.
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
•our quarterly or annual earnings or losses, or those of other companies in our industry;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•purchases or sales of our Class A Common Stock by large or influential investors or stockholders;
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
Low trading volume for SoundHound’s Class A Common Stock would amplify the effect of the above factors on stock price volatility.
In addition, over the last few years, the stock market more broadly has experienced price and volume fluctuations, including due to factors relating to the outbreak of COVID-19, inflationary pressures, the wars in Ukraine and in Gaza and the imposition and/or threat of tariffs, and this volatility has sometimes been unrelated to the operating performance of particular companies. As a result, there is a potential for rapid and substantial decreases in the price of our Class A Common Stock, including decreases unrelated to our operating performance or prospects. This market and share price volatility relating to these outside effects, as well as general economic, market or political conditions, has and could further reduce the market price of our Class A Common Stock in spite of our operating performance and could also increase our cost of capital, which could prevent us from accessing debt and equity capital on terms acceptable to us or at all.
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
As a public company and a large accelerated filer, we will continue to incur significant legal, accounting and other expenses that SoundHound did not incur as a private company. SoundHound is subject to the reporting requirements of the Exchange Act, and is required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. SoundHound’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, SoundHound’s historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, SoundHound has incurred and expects to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. SoundHound has hired and will continue to need to hire additional accounting and financial staff, including as a result of our acquisitions in 2024, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which has and will increase its operating expenses.

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
SoundHound may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. SoundHound’s management will need to continually assess its staffing and training procedures to improve its internal control over financial reporting. For example, SoundHound did not timely file its Form 10-Q for the quarter ended March 31, 2021 and had to file extensions for its Form 10-Q for the quarter ended September 30, 2023 and 2023 Form 10-K. Unless the matters discussed in this risk factor and elsewhere in this Annual Report are mitigated, the risk exists that SoundHound may not be able to file timely in the future. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that SoundHound will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase our operating costs in future periods.
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
SoundHound has a dual class common stock structure and the holders of SoundHound Class B Common Stock have ten votes per share. SoundHound Founders own shares of Class B Common Stock representing approximately 48% of the voting power of the outstanding capital stock of SoundHound as of December 31, 2024. In addition, because of the ten-to-one voting ratio between our Class B and Class A Common Stock, holders of our Class B Common Stock could continue to control a majority of the combined voting power of our Common Stock and therefore control all matters submitted to our stockholders for approval until such time, if any, as a sufficient number of shares of our Class B Common Stock are converted into shares of our Class A Common Stock in accordance with the terms of the Second Amended & Restated Certificate of Incorporation of the Company (the "Amended Charter"). This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A Common Stock.
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
As of December 31, 2024, SoundHound had $548.4 million of U.S. federal and $208.1 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $403.3 million federal net operating loss carryforwards and $11.0 million state net operating loss carryforwards, which can be carried forward indefinitely. It is possible that

SoundHound will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in SoundHound’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In addition, certain U.S. states have imposed additional limitations on the use of net operating loss carryforwards not otherwise imposed on the use of U.S. federal net operating loss carryforwards and may impose additional limitations in the future.
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

Item 2. Properties
Our corporate headquarters is located in Santa Clara, California, within a consolidated building covering 61,360 square feet. Our lease began in 2017 and is set to expire in 2026. In addition to our headquarters, we lease offices in Toronto, Paris and various other locations in the U.S. and internationally.
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
Stockholders
According to the records of our transfer agent, there were 74 holders of record of our Class A common stock, 3 holders of record of our Class B common stock and 7 holders of record of our listed redeemable warrants on December 31, 2024.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2024 relating to all our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (in thousands)	Weighted Average Exercise Price of Outstanding Options	Number of Granted Restricted Stock Awards Outstanding (in thousands)	Number of Securities Remaining Available for Future Issuance (in thousands)
Equity compensation plans approved by security holders	5,926	$4.44	23,654	11,216
Equity compensation plans not approved by security holders	—	—	—	—
Total	5,926	4.44	23,654	11,216
Performance Graph
In accordance with Exchange Act Rule 14a-3(b), the disclosure for this item will be included in our annual report to be provided to the Company's stockholders in connection with the Annual Meeting of Shareholders to be held in 2025, which annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.
Recent Sales of Unregistered Securities
None that have not already been disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our consolidated financial statements and the related notes thereto. The fiscal years presented are the periods ended December 31, 2024 (“2024”) and December 31, 2023 (“2023”). Information concerning the fiscal year ended December 31, 2022 (“2022”) and a comparison of 2023 and 2022 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2023, filed with the SEC on March 1, 2024.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 192 patents granted and over 109 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
When it comes to criteria for adoption, our goal is to win on every dimension. We believe to be the first two criteria customers typically consider are technology and brand control. We strive to provide our customers with the best technology, and we provide a white label solution giving our customers control of their brands. In some industries you may have to choose between technology and brand control. In our case, we offer our customers the best of both, enabling them to offer disruptive technologies to their users while maintaining control of their brand and user experience.
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
When a product is voice enabled, we see three stages of integration and value propositions. The first stage is to enable the core use case of the product. For example, the product could be a TV, a coffee machine, a car, a wearable device, a robot, a smart speaker or an appliance, and with your voice you can control the functionality of the device and the product. With a TV, you can ask it to change the channel, increase the volume, rewind by 30 seconds, search for movies and even add personalization by adding a TV show to your favorites. Note that this is different from adding a third-party voice assistant to the product. Our view is that every product needs to have an interface, and voice-AI is a natural and compelling interface that unlocks new use cases and potential. Consider just the simple example of rewinding or fast forwarding by a specific duration. That is a command that can be done with voice in only a few seconds, but it can take many steps to use alternative interfaces such as a remote control or a companion app.
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
There are three pillars to our revenue model. The first pillar is Product Royalties, where we voice enable a product and the product creator pays us a royalty based on volume, usage or duration. SoundHound collects royalty revenue when your technology is placed in a car, smart speaker or an appliance, for example.

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
We expect this disruptive, three-pillar business model will create a monetization flywheel; as more products integrate into our platform, more users will use it and more services will choose to integrate as well. This creates even more usage, and results in a flow of revenue share to product creators, which further encourages even greater adoption and integration with our platform and the cycle will perpetually continue and expand. This ecosystem increases adoption and increases our addressable market. While all three pillars contribute to our revenues today, the majority of the contribution is currently from our first and second pillar with only a small contribution from pillar three from our music identification app. Over time, we expect our revenues from the monetization pillar to increase meaningfully in the future.
Recent Developments
Amelia Acquisition
On August 6, 2024, we completed the acquisition of Amelia, a privately-held conversational AI software company involved in the development and delivery of AI and automation solutions and related services to improve customer experience and optimize business outcomes. We expect Amelia will bring together decades of experience in conversational AI, and highly complementary product portfolios, to offer best-in-class, scalable customer service support to a vast spectrum of businesses. These include some of the very largest multinational enterprise brands, top 15 global banks, and Fortune 500 organizations, with the combined company spanning nearly 200 marquee customers. We believe the acquisition of Amelia is expected to strengthen SoundHound’s position in voice and conversational AI and allow us to enter new industries such as healthcare, insurance, financial services, energy and retail, expanding our market reach. Refer to the "Liquidity and Capital Resources" section for discussion on the purchase price and the Acquisition's impact on SoundHound's liquidity.
We have incurred certain significant costs relating to the SYNQ3 and Amelia Acquisitions, such as legal, accounting, financial advisory and other professional services fees, as well as other customary payments. Refer to "Item 1A. Risk Factors" in our Form 10-K for a discussion regarding the risks associated with the acquisitions.
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
SoundHound generates revenues through: (1) “Product Royalties,” meaning royalties from voice-enabled products which are driven by volume, usage or life of applicable products and are affected by number of devices, users and units of usage, (2) “Service Subscriptions,” meaning subscription revenues, derived from fixed monthly fees or fees based on usage-based revenue, revenue per query or revenue per user, and (3) “Monetization,” meaning revenues generated from focused ad targeting to users of products and services that employ our technologies. Currently, our monetization revenue is derived only from our music identification application primarily in the form of ad impression revenue — revenue generated when an ad is shown in our music identification app — and, to a lesser extent, affiliate revenue for referrals to music stores for content sales and downloads of our premium music application.
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
“Amelia Software Platform” meaning our AI-based digital resource solution that enables AI in our customers’ services, ranging across multiple industries. This generally includes revenue from hosted services if the customer elects our SaaS offering, or from licensing revenue if the customer requires an on-premise solutions. Professional services are also offered and included within professional services revenue. The revenues from Amelia Software Platform are included within Service Subscriptions, and are recognized point in time or over time depending on the arrangement.
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $83.3 million as of December 31, 2024. Given the applicable contract terms, $48.9 million is expected to be recognized as revenue within one year, $32.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.3 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the loss associated with the repayment of the Amelia Debt in December 2024, the repayment of the Senior Secured Term Loan Credit Agreement with ACP Post OAK Credit II LLC (the "Term Loan") in June 2024 and the repayment of the 2021 note payable ("SVB March 2021 Note") and 2021 convertible note ("SCI June 2021 Note") in April 2023. See Note 10 of our notes to the consolidated financial statements for more information.
Interest Expense
Interest expense consists of stated interest incurred on our formerly outstanding convertible notes and term debt during the relevant periods, as well as the amortization of debt discounts and issuance costs over the life of the instruments or a shorter period if a lender can demand payment in the event certain events occur that are outside of our control.
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. We expect the impact of the discounts from debt issuance costs to the interest expense will decrease due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.
Other Income (Expense), Net
Other income (expense), net consists of the change in fair value related to our derivative liability, interest income and other income (expense).
Provision for Income Taxes
Income tax expense includes federal, state and foreign taxes and is based on reported income before income taxes. We are in a cumulative loss position for tax purposes based on historical earnings. As of December 31, 2024, we had $548.4 million of U.S. federal and $208.1 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $403.3 million federal net operating loss carryforwards and $11.0 million state net operating loss carryforwards, which can be carried forward indefinitely.
We had federal and state research and development credit carryforwards of $21.4 million and $13.3 million, respectively, as of December 31, 2024. The federal credits will expire starting in 2029 if not utilized. The state credits can be carried forward indefinitely. We also had Canadian SR&ED tax credits of $1.6 million, which expire starting in 2038 if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. Our net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.
Results of Operations
The following table sets forth the significant components of our results of operations ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Revenues	$84,693	$45,873	$38,820	85%
Operating expenses:
Cost of revenues	43,309	11,307	32,002	283%
Sales and marketing	29,126	18,893	10,233	54%
Research and development	70,555	51,439	19,116	37%
General and administrative	53,270	28,285	24,985	88%
Change in fair value of contingent acquisition liabilities*	222,670	—	222,670	100%
Amortization of intangible assets	7,116	—	7,116	100%
Restructuring	—	4,557	(4,557)	(100)%
Total operating expenses	426,046	114,481	311,565	272%
Loss from operations	(341,353)	(68,608)	(272,745)	398%
Other expense, net:
Loss on early extinguishment of debt	(15,629)	(837)	(14,792)	1768%
Interest expense	(12,168)	(16,733)	4,565	(27)%
Other income (expense), net	9,222	1,155	8,067	698%
Total other expense, net	(18,575)	(16,415)	(2,160)	13%
Loss before provision (benefit) for income taxes	(359,928)	(85,023)	(274,905)	323%
Provision (benefit) for income taxes	(9,247)	3,914	(13,161)	(336)%
Net loss	$(350,681)	$(88,937)	$(261,744)	294%
*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 12 to our consolidated financial statements included within this report for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	%
Revenues	$84,693	$45,873	85%
Cost of revenues	43,309	11,307	283%
Gross profit	$41,384	$34,566	20%
Gross margin	49%	75%	(26)%
Revenues
The following tables summarize our revenues by type and geographic regions ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Service Subscriptions	$56,347	$1,940	$54,407	2804%
Product royalties	27,964	43,299	(15,335)	(35)%
Monetization	382	634	(252)	(40)%
Total	$84,693	$45,873	$38,820	85%

	Year Ended December 31,		Change
	2024	2023	$	%
Americas	$51,094	$6,769	$44,325	655%
Asia	17,678	$27,498	(9,820)	(36)%
EMEA	15,921	11,606	4,315	37%
Total	$84,693	$45,873	$38,820	85%

Total revenues increased by 85% in 2024 compared to 2023. Service subscription revenue increased to $56.3 million, primarily based in the Americas, and was driven by the contribution of revenue from acquisitions. This was offset by a decrease in product royalties revenue, primarily in the Asia region, due to the minimum guarantee licensing or point in time revenue relating to Houndify Edge recognized in the previous period.
Cost of Revenues
Cost of revenues increased by $32.0 million, or 283%, in 2024 compared to 2023. Gross margin decreased to 49% in 2024 compared to 75% in 2023 primarily due to the acquisitions of Amelia and SYNQ3, which included a mix of lower margin call center agent business from SYNQ3 and amortization of acquired intangible assets. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $10.2 million, or 54%, from $29.1 million in 2024 compared to $18.9 million in 2023, primarily due to an increase in 2024 of $7.8 million in personnel-related cost, $0.9 million in advertising expense, $0.8 million in consulting fees, $0.8 million in legal and professional fees, $0.4 million in travel expense, and $0.3 million in office expense. The increase was partially offset by reduction of $0.9 million in information technology and facility expenses. Included in the sales and marketing expense is an increase of $4.3 million arising from the Amelia acquisition and $0.7 million arising from the SYNQ3 acquisition, stemming from increased personnel-related costs.
Research and Development

Research and development expenses increased by $19.1 million, or 37%, in 2024 compared to 2023, primarily due to an increase in 2024 of $14.0 million in personnel-related cost, $6.4 million in cloud computing, $0.6 million in consulting fees, and $0.2 million in travel expense. The increase was partially offset by reduction of $1.8 million in information technology and facility expenses, and $0.3 million in legal expense. Included in the research and development expense is an increase of $2.3 million arising from the Amelia acquisition and $3.6 million arising from the SYNQ3 acquisition, stemming from increased personnel-related costs.
General and Administrative
General and administrative expenses increased by $25.0 million, or 88%, in 2024 compared to 2023, primarily due to an increase in 2024 of $11.9 million in legal and professional fees, $10.1 million in personnel-related cost, $2.7 million in information technology and facility expenses, $0.9 million in office expense, $0.6 million in consulting fees, $0.5 million in cloud computing, $0.2 million in bad debt expense, and $0.1 million in travel expense. The SYNQ3 and Amelia Acquisitions led to increases in personnel-related costs and office expenses. This increase was partially offset by reduction of $0.9 million in property-related expense, $0.7 million in equipment rental expense, and $0.4 million in insurance expense. Included in the general and administrative expense is an increase of $3.0 million arising from the Amelia acquisition and $1.2 million arising from the SYNQ3 acquisition, stemming from increased personnel-related costs.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is driven by the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a loss of $222.7 million for the year ended December 31, 2024. The Company's year-end stock price increase resulted in an increase in its fair value of contingent acquisition liabilities where future Contingent Earnout Consideration and Contingent Holdback Consideration are marked-to-market on a quarterly basis, significantly impacting net loss and EPS during the year ended December 31, 2024. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on a quarterly basis over the remaining earnout period until 2026. See Note 12 to our consolidated financial statements included within this report for more information.
Amortization of Intangibles Assets
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within cost of revenues and amortization of intangible assets in the Company’s consolidated statement of operations and comprehensive loss. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Cost of revenues	$7,696	$—	$7,696	100%
Amortization of intangible assets	7,116	—	7,116	100%
Total amortization	$14,812	$—	$14,812	100%
Restructuring
There were no restructuring expenses resulting from the Restructuring Plan recorded in the year ended December 31, 2024 as the Restructuring Plan was complete as of December 31, 2023, compared to $4.6 million of expenses incurred in the year ended December 31, 2023. Refer to "Liquidity and Capital Resources" for additional information.
Loss on Extinguishment of Debt
The $15.6 million increase in loss on extinguishment of debt during the year ended December 31, 2024 was attributable to a loss on the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024. See Note 10 to our consolidated financial statements included within this report for more information.

Interest Expense
Interest expense decreased by $4.6 million, or 27%, in 2024 compared to 2023. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024 and the interest expense from on our SVB March 2021 Note and SCI June 2021 Note in the year ended December 31, 2023, which were terminated at the time that the Term Loan was obtained in April 2023. The decrease in interest expense was partially offset by the increased interest expense of $2.0 million from Amelia Debt in the year ended December 31, 2024. We expect interest expense will decrease as a result of the extinguishment of Term Loan and Amelia Debt.
Other Income (Expense), Net
The following table summarizes our other income (expense), net by type ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Interest income	$8,370	$2,866	$5,504	192%
Loss on change in fair value of ELOC program	—	(1,901)	1,901	*
Gain on bargain purchase	1,223	—	1,223	*
Other income (expense), net	(371)	190	(561)	(296)%
Total other income (expense), net	$9,222	$1,155	$8,067	699%

*    Not meaningful
Interest Income
Interest income increased by $5.5 million, or 192%, in 2024 compared to 2023. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during 2024 as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the year ended December 31, 2024.
Loss on Change in Fair Value of Equity Line of Credit Program
We recorded losses on changes in the fair value of the derivative liability associated with the ELOC (as defined below) of $1.9 million for the year ended December 31, 2023. There was no change in fair value of the derivative liability associated with the ELOC for the year ended December 31, 2024 as we sold the entirety of the 25,000,000 shares under the ELOC during the year ended December 31, 2023.
Gain on Bargain Purchase
The gain on bargain purchase of $1.2 million was recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss in the year ended December 31, 2024 as a result of a favorable fair value of identifiable net assets acquired from an immaterial acquisition at the date of acquisition as compared with the purchase price. See Note 3 to our consolidated financial statements included within this report for more information.
Provision (benefit) for Income Taxes

($ in thousands)	Year Ended December 31,		Change
	2024	2023	$	%
Provision (benefit) for income taxes	$(9,247)	$3,914	$(13,161)	(336)%
Provision (benefit) for income taxes decreased by $13.2 million, or 336%, in 2024 compared to 2023. This decrease was primarily attributed to increased tax benefit from acquisitions.

Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of December 31, 2024 was $198.2 million. Although we have incurred recurring losses each year since its inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and expected cash proceeds from the future at-the-market equity program. See Note 23 to our consolidated financial statements included within this report for more information on the cash proceeds from the at-the-market equity program launched subsequent to December 31, 2024. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sources of Cash and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, which are sourced primarily from the sale of marketable securities. The primary uses of cash include the funding of operating expenses, as well as acquisition related costs.
The following table presents our material cash requirements for future periods:

	Year Ended December 31,
	2025	Thereafter	Total
Cloud service provider agreement	14,000	64,000	78,000
Operating leases	2,152	2,669	4,821
Finance leases	56	18	74
Total material cash requirements	$16,208	$66,687	$82,895
Equity Distribution Agreement
We entered into the Equity Distribution Agreement with Citigroup Global Markets Inc., Barclays Capital Inc., Wedbush Securities Inc., Northland Securities, Inc. and Ladenburg Thalmann & Co. Inc. on April 9, 2024 with regards to an at-the-market equity program. Under this program, we were able to offer and sell up to $150.0 million of shares of our Class A Common Stock from time to time through the managers. Sales of Class A Common Stock under the Equity Distribution Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The managers were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agents in the sale of our Class A Common Stock.
During the year ended December 31, 2024, we sold a total of 31,694,198 shares of our Class A common stock under the Equity Distribution Agreement, at a weighted-average price of $4.73 per share and raised $150.0 million of gross proceeds. After deducting approximately $3.7 million, of commissions and offering costs incurred by us, the net proceeds from sales of Class A common stock was $146.2 million during the year ended December 31, 2024. As of December 31, 2024, we had no remaining capacity to sell our Class A common stock under the Equity Distribution Agreement.
Execute Equity Distribution Agreement
On November 12, 2024, the Company entered into an Execute Equity Distribution Agreement (the “Execute Equity Distribution Agreement”) with Barclays Capital Inc., Piper Sandler & Co., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, and Joseph Gunnar & Co., LLC with respect to an at-the-market equity program under which we were able to offer and sell up to $120.0 million of shares of our Class A Common Stock from time to time through the agents. Sales of Class A Common Stock under the Execute Equity Distribution Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The agents were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.
During the year ended December 31, 2024, we sold a total of 16,224,989 shares of our Class A common stock under the Execute Equity Distribution Agreement, at a weighted-average price of $7.40 per share and raised $120.0 million of gross proceeds. After deducting approximately $3.0 million of commissions and offering costs incurred by us, the net proceeds from sales of Class A common stock was $117.0 million during the year ended December 31, 2024. As of December 31, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Execute Equity Distribution Agreement.
SYNQ3 Acquisition
On January 3, 2024 (the "SYNQ3 Acquisition Date"), we acquired all of the issued and outstanding equity of SYNQ3, a leading provider of voice AI and other technology solutions to the restaurant industry, for total purchase consideration of $15.8 million (the “SYNQ3 Acquisition”).

The total purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of our Class A Common Stock issued as of the SYNQ3 Acquisition Date. We also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of our Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of our Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. We also issued 2,033,156 restricted shares of our Class A Common Stock subject to time and performance-based vesting conditions.

We incurred $2.1 million in acquisition related expenses, of which $1.0 million were incurred during the year ended December 31, 2024 and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.
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

The contingent cash and share holdback consideration to be issued is variable (“Contingent Holdback Consideration”). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. We accounted for the Contingent Holdback Consideration as a liability on the consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of our Class A Common Stock. During the year ended December 31, 2024, we issued 38,277 shares of our Class A Common Stock and paid an immaterial amount in cash from the Contingent Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on our consolidated statement of operations and comprehensive loss. For the year ended December 31, 2024, we recognized a loss of $3.7 million related to the Contingent Holdback Consideration.
Contingent SYNQ3 Earnout Consideration
We also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). We accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on our consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our consolidated statement of operations and comprehensive loss. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. For the year ended December 31, 2024, we recognized a loss of $7.0 million related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. As of December 31, 2024, the

2024 revenue target was not met but we assessed the 2025 and 2026 revenue target were probable of being met, and no earnout consideration was issued during the year ended December 31, 2024.
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

During the year ended December 31, 2024, we recorded measurement period adjustments to decrease the deferred revenue by $0.1 million as the revenue recognition criteria had been met at the acquisition date and to increase the accrued liabilities by $1.8 million resulting from a pre-acquisition legal settlement, and to decrease the deferred tax liability assumed by $0.2 million. Refer to Note 8 to these consolidated financial statements for more information on the legal proceedings. These measurement period adjustments resulted in a decrease of $0.1 million in deferred cash consideration, $0.6 million in deferred equity consideration, and $0.4 million in contingent holdback consideration in accordance with the merger agreement. As a result of the adjusted acquisition-date fair value of assets acquired and liabilities assumed, we recorded an increase of $0.2 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the year ended December 31, 2024 and were made to reflect facts and circumstances that existed as of the SYNQ3 Acquisition Date. The purchase price allocation has been finalized as of December 31, 2024.

Amelia Acquisition
On August 6, 2024 (the “Amelia Acquisition Date”), we completed the acquisition of Amelia Holdings, Inc. (the “Amelia Acquisition”), a privately-held conversational AI software company involved in the development and delivery of AI and automation solutions and related services to improve customer experience and optimize business outcomes.

On the Amelia Acquisition Date, we issued a total of 3,809,520 shares of the SoundHound Class A common stock to the sellers. Pursuant to the terms of the purchase agreement, we also issued and deposited 2,149,530 shares of the SoundHound Class A common stock into an escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We also paid $8.4 million of cash for seller transaction expenses in connection with the closing of the Amelia Acquisition. We agreed to issue up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026. The fair value of the preliminary purchase consideration was $98.6 million.

In connection with the Amelia Acquisition, we assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”). See Note 10 to our consolidated financial statements included within this report for more information on the Amelia Debt.

Escrow Consideration
On the Amelia Acquisition Date, we issued and deposited 2,149,530 shares of our Class A Common Stock into and escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We accounted for the escrow consideration as equity issued as part of consideration transferred. Upon the settlement of any valid indemnification claims against the sellers, the escrow agent will return a number of shares to us equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. We concluded that this variability in settlement value is a derivative that is requirement to be remeasured to fair value due to changes in stock price. This derivative did not have a material impact to the financial statements for the year ended December 31, 2024. Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on our consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million and will be settled in shares of our Class A Common Stock. For the year ended December 31, 2024, we recognized a $211.9 million loss related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. See Note 12 to our consolidated financial statements included within this report for more information on the fair value measurement of Contingent Amalia Earnout Consideration. As of December 31, 2024, we assessed the 2025 and 2026 revenue target were probable of being met.
The preliminary purchase price allocation has not been finalized as of December 31, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent tax liability assumed and fair value of the contingent acquisition liabilities. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.
During the year ended December 31, 2024, we recorded measurement period adjustments to increase the cash consideration by $12.8 thousand, to decrease the accounts receivable by $0.2 million, increase the accrued liabilities by $0.9 million due to additional payroll taxes identified, to decrease the non-current income tax liabilities by $1.8 million due to the change of pre-acquisition tax exposures subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of cash consideration, assets acquired and liabilities assumed, we recorded a decrease of $0.7 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the year ended December 31, 2024 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date. In addition to the measurement period adjustments, we also recorded adjustments to correct certain errors in the preliminary purchase price allocation that existed as of the acquisition date during the year ended December 31, 2024, which decreased the contingent earnout consideration by $5.3 million, decreased the accounts payable by $3.7 million, decreased the accrued liabilities by $1.2 million, increased deferred revenue by $0.3 million and increased the deferred tax liabilities by $0.7 million. As a result of the adjusted acquisition-date fair value of contingent earnout consideration recognized, assets acquired and liabilities assumed, we recorded a decrease of $9.3 million to the goodwill recognized. The identified error related to the contingent earnout consideration had an immaterial impact to the change in fair value from the acquisition date through September 30, 2024, which would have been recorded in change in fair value of contingent acquisition liabilities in the consolidated statements of operations and comprehensive loss.
Other Acquisition
On June 14, 2024, we completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, we acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income (expense), net in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the purchase price. We were able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.
The preliminary purchase price allocation has not been finalized as of December 31, 2024 primarily due to the final assessment of the fair values of the intangible assets. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the acquisition date.
We incurred $0.1 million in acquisition related expenses during the year ended December 31, 2024 and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.
Sales Agreement
On July 28, 2023, we entered into the Sales Agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co., pursuant to which we were able to offer and sell up to $150.0 million of shares of our Class A Common Stock from time to time through or to the sales agents acting as agent or principal. Sales of our Class A Common Stock under the Sales Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The sales agents were entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We agreed to reimburse the sales agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount of $75 thousand in the aggregate in connection with the execution of the Sales Agreement.
During the year ended December 31, 2024, we sold a total of 37,907,219 shares of our Class A common stock under the Sales Agreement at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by us, the net proceeds from sales of Class A common stock was $133.8 million.
Debt Financing
On April 14, 2023 (the “Term Loan Closing Date”), we entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit II LLC, as Administrative Agent and Collateral Agent for the Lenders (the “Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provided for a term loan facility in an aggregate principal amount of up to $100.0 million, the entirety of which was funded on the Term Loan Closing Date.
As of June 30, 2024, the interest rate was approximately 14.0%. Subject to certain exceptions as set forth in the Credit Agreement, interest on the Term Loan is payable quarterly in arrears on the last business day of each fiscal quarter. The Term Loan was set to mature on April 14, 2027 (the “Maturity Date”). The Credit Agreement provided for no scheduled principal payments prior to the Maturity Date. Refer to Note 10 of the consolidated financial statements for further information regarding the Credit Agreement, and amortization of the debt issuance cost and debt discount.
On June 7, 2024, we entered into a letter agreement (the “Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Credit Agreement. In connection with the Term Loan prepayment, we paid a total of $105.6 million on June 7, 2024, which consisted of (i) the remaining principal amount outstanding of $100.0 million, (ii) a prepayment premium of $5.0 million, (iii) transaction expenses of $0.6 million, resulting in a loss on debt extinguishment of $15.6 million. Accordingly, the accrued and unpaid interest of $2.6 million was waived under the Payoff Letter.
Amelia Debt
In connection with the Amelia Acquisition, we assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”) and on August 7, 2024, we paid $70.0 million in cash to pay down a portion of the outstanding principal balance and issued 2,943,917 shares of Class A common stock to settle certain fees associated with the Amelia Debt. The remaining outstanding balance of $39.7 million had a maturity date of June 30, 2026 (the “Maturity Date”) and provided, at our election, for payment of a portion of interest in cash or in kind ("PIK"), in which case interest would be capitalized and added to the outstanding principal amount, with principal and accrued interest due at the Maturity Date.
On December 3, 2024, we entered into a letter agreement (the “Amelia Debt Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Amelia Debt Credit Agreement. In connection with the Amelia Debt prepayment, we paid a total of $39.8 million on December 4, 2024, which consisted of the remaining principal amount outstanding of $39.8 million and transaction expenses of $42 thousand, resulting in a loss on debt extinguishment of $42 thousand. Refer to Note 10 of the consolidated financial statements for further information regarding the Amelia Debt.
Equity Line of Credit (ELOC)
On August 16, 2022, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CFPI Registration Rights Agreement”) with CF Principal Investments LLC (the “Counterparty”). Pursuant to the Common Stock Purchase Agreement, we had the right to sell to the Counterparty up to the lesser of (i) 25,000,000 shares of Class A Common Stock and (ii) the Exchange Cap (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the "ELOC Shares"). On February 14, 2023, our Registration Statement on Form S-1 registering the resale of the ELOC Shares (the "ELOC Registration Statement") was declared effective. On March 31, 2023, a post-effective amendment to the ELOC Registration Statement was declared effective. During the year ended December 31, 2023, we sold the entirety of the 25,000,000 shares under the ELOC program for aggregate proceeds of approximately $71.7 million.
Series A Preferred Stock
On or around January 20, 2023, we entered into Preferred Stock Purchase Agreements with certain investors (the "Investors"), pursuant to which we issued and sold to the Investors an aggregate of 835,011 shares of our newly designated Series A Convertible Preferred Stock for an aggregate issue price of approximately $25.0 million.
Each share of Series A Preferred Stock was convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the liquidation preference per share ("Liquidation Preference") at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock would automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. During the year ended December 31, 2024, 475,005 shares of preferred stock were converted into 16,624,215 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.
As of December 31, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
The holders of Series A Preferred Stock were entitled to cumulative dividends payable for such share at the rate of 14% per annum, compounding semi-annually to Liquidation Preference on January 1 and July 1 of each year. Total cumulative dividends attributable to Series A Preferred Stock for the year ended December 31, 2024 were $0.4 million.
Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short- and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. See Note 8, Note 10 and Note 16 to our consolidated financial statements included within this Annual Report on Form 10-K for more information.

Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(108,878)	$(68,265)
Net cash used in investing activities	(12,372)	(392)
Net cash provided by financing activities	210,906	168,237
Effects of exchange rate changes on cash	225	(20)
Net change in cash, cash equivalents, and restricted cash equivalents	$89,881	$99,560
Cash Flows Used in Operating Activities
Net cash used in operating activities was $108.9 million during 2024 compared to $68.3 million during 2023.The $40.6 million decrease in cash used in operating activities was primarily due to our increased net loss of $261.7 million, a net decrease in changes in operating assets and liabilities of $15.8 million, an increase in deferred income taxes of $12.2 million resulting from the tax benefit from acquisitions, a decrease in amortization of debt issuance cost of $3.8 million, a decrease in loss on change in fair value of ELOC program of $1.9 million, and a decrease in non-cash lease amortization of $0.7 million, a net increase in other non-cash loss of $0.7 million, and an increase in foreign currency gain from remeasurement of $0.2 million. This was partially offset by an increase of $222.7 million in change in the fair value of contingent acquisition liabilities, $14.8 million in loss on early extinguishment of debt, $13.7 million in depreciation and amortization, and $5.2 million in stock-based compensation. The main driver for the increased operating cash outflow was the acquisitions closed during 2024, which resulted in the higher operating expenses, such as personnel related costs and acquisition related costs, compared to the prior year.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $12.4 million during 2024 compared to $0.4 million during 2023. The $12.0 million increase in cash used in investing activities was primarily driven by the payments related to acquisitions of $11.7 million and an increase in purchases of property and equipment of $0.2 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $210.9 million during 2024 compared to $168.2 million during 2023. The $42.7 million increase in cash provided by financing activities was primarily due to the $384.5 million increase in net proceeds from sales of Class A Common Stock under the Sales Agreement, Equity Distribution Agreement and Execute Equity Distribution Agreement, and an increase of $29.7 million in proceeds from exercise of stock options and employee stock purchase plan. This was partially offset by the $215.4 million of the repayment of Term Loan and Amelia Debt during the year ended December 31, 2024 compared to the $35.0 million of the repayment of SVB March 2021 Note and the SCI June 2021 Note during the year ended December 31, 2023, $71.6 million decrease in net proceeds from sales of Class A Common Stock under the ELOC program during the year ended December 31, 2023, a decrease of $85.1 million in net proceeds from the issuance of Term Loan, a decrease of $24.9 million in net proceeds from the one-time issuance of Series A Preferred Stock, and a decrease of $9.4 million in net proceeds from the issuance of common stock during the year ended December 31, 2024.
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
Critical Accounting Policies and Significant Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included elsewhere in this report that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported income (loss) generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, derivative liabilities, warrant liabilities, stock-based compensation, business combinations, contingent consideration, goodwill, and intangible assets with definite lives, have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies.
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
We have determined that the hosted services arrangements are a single performance obligation comprised of a series of distinct services, since each day of providing access to hosted services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided. These services are provided either on a usage basis (i.e., variable consideration) or on a fixed fee subscription basis. We recognize revenue as each distinct service period is performed.
Hosted services generally include up-front services to develop and/or customize the application to each customer’s specification. Judgement is required to determine whether these professional services are distinct from the hosted services. In making this determination, factors such as the degree of integration, the customers’ ability to start using the software prior to customization, and the availability of these services from other independent vendors are considered.
In instances where we concluded that the up-front services are not distinct performance obligations, revenue for these activities is recognized over the period which the hosted services are provided and is included within hosted services revenue.
All revenues derived as a result of the SYNQ3 Acquisition, and substantial revenues derived as a result of the Amelia Acquisition are categorized as hosted services revenue.

Professional Services
Revenue from distinct professional services, such as non-integrated development services and other professional services, are either recognized over time based upon the progress towards completion of the project, or at a point in time at project completion, depending on the nature of the arrangement. Measuring the stage of completion of a project requires significant judgement and estimates, including actual efforts spent in relation to estimated total costs, and percentage of completion based on input and output measures.
Monetization
Monetization revenues are primarily derived from advertising payments associated with ad impressions placed on the SoundHound music identification application. The amount of revenue is based on actual monetization generated or usage, which represents variable consideration with the constrained estimate. Therefore, we recognize the related revenues when advertisements are placed, when commissions are paid, or when the SoundHound application is downloaded. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as a principal or an agent in the transaction. We have determined that we do not act as the principal in monetization arrangements because we do not control the transfer of the service and it does not set the price. Based on these factors, we report revenue on a net basis.
Licensing
We license voice and Amelia's software solutions that are embedded in customers' products or services. Licensing revenue is a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are on usage-based arrangements with a per unit pricing or on fixed considerations. The Company records licensing revenue relating to usage-based royalty arrangements in the same period in which the underlying usage occurs. Licensing revenue on fixed considerations including fixed fee and minimum guarantee from usage-based arrangements are recognized when the Company grants the customer the right to use and benefit from the license at the start of the licensing period. Licenses may include post-contract support, which is a distinct performance obligation and revenue from post-contract support is recognized ratably over the licensing period.
When a contract has multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative estimated standalone selling price (“SSP”). Judgments are required to determine the SSP for each distinct performance obligation. SSP is determined by maximizing observable inputs from pricing of standalone sales, when possible. Since prices vary from customer to customer based on customer relationship, volume discount and contract type, in instances where the SSP is not directly observable, we estimate SSP by considering the following factors:
•Costs of developing and supplying each performance obligation;
•Industry standards;
•Major product groupings; and
•Gross margin objectives and pricing practices, such as contractually stated prices, discounts offered and applicable price lists.
These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead us to consider additional factors, our best estimate of SSP may also change. When such observable data is not available because there is a limited number of transactions or prices are highly variable, the Company will estimate the standalone selling price using the residual approach.
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
Warrants
We determine whether to classify contracts, such as warrants, that may be settled in our own stock as equity of the entity or as a liability. An equity-linked financial instrument must be considered indexed to the Company's own stock to qualify for equity classification. We classify warrants as liabilities for any contracts that may require a transfer of assets. Warrants classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized as other expense, net in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition. We use the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP shares. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of the awards, including the expected term of the award and the price volatility of the underlying stock. We calculate the fair value of the awards by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility — We estimate volatility for the awards by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the award grant for a term that is approximately equal to the awards’ expected term.
Expected Term — The expected term of the awards represents the period that the stock-based awards are expected to be outstanding. We have elected to use the midpoint between the stock options’ vesting term and contractual expiration period to compute the expected term, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For the valuation of ESPP shares, we use the period of time from the valuation date to the purchase date.
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
Business Combinations and Contingent Consideration
Business combinations are accounted for using the acquisition method. We allocate the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Fair value of the acquired intangible assets was determined using an income approach, specifically the multi-period excess earnings method, relief-from-royalty method, or the with-and-without method, depending on the nature of the respective assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but the estimates and assumptions are inherently uncertain and subject to refinement. The significant judgments and assumptions used in valuing the developed technology include revenue growth rates, prospective financial information for cost of sales, research and development expenses and, other operating expenses, the discount rate, the technological obsolescence rate, and contributory asset charges. For customer relationships, the significant judgments and assumptions include revenue growth rates, customer attrition rate, prospective financial information for cost of sales and fixed and variable operating expenses and the discount rate. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, we may make adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations in the period they are identified. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.
Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, we estimate fair value of contingent consideration payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in the consolidated balance sheet. We review and assess the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Adjustments to estimated fair value related to changes in fair value are reported as change in fair value of contingent acquisition liabilities in our consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Our policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the year ended December 31, 2024.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Foreign Exchange Risk
Our financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. During the years ended December 31, 2024 and December 31, 2023, we recorded the exchange rate losses of approximately $0.7 million and $0.5 million, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SoundHound AI, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SoundHound AI, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment due to insufficient oversight of activities related to internal control over financial reporting due to lack of an appropriate level of experience and training commensurate with the Company’s financial reporting requirements, (ii) effective controls to respond to changes to the risks of material misstatement to financial reporting which resulted in the Company, including the SYNQ3 and Amelia entities which were acquired during 2024, not designing and maintaining effective controls related to substantially all accounts and disclosures, (iii) effective controls to identify and appropriately account for certain non-routine, unusual or complex transactions, including accounting for complex financing transactions and acquisitions, (iv) effective controls to verify appropriate segregation of duties, including assessment of incompatible duties and addressing conflicts on a timely basis, and (v) effective controls over certain information technology general controls over information systems that are relevant to the preparation of the Company’s financial statements, including not maintaining user access controls, program change management controls, and computer operations controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

As described in Notes 2 and 4 to the consolidated financial statements, the Company derives its revenue primarily from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization and (4) licensing. Contracts are accounted for by management when the parties have approved and committed to the contract, the rights of the parties and payment terms are identifiable, the contract has commercial substance and collectability of consideration is probable. Revenues are generally recognized upon the transfer of control of promised products or services provided to customers, reflecting the amount of consideration the Company expects to receive for those products or services. Management applies significant judgment in identifying and evaluating terms and conditions in contracts which impact revenue recognition. The Company’s consolidated revenues for the year ended December 31, 2024 were $84.7 million.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are (i) the significant judgment by management in identifying and evaluating terms and conditions in contracts with customers which impact revenue recognition and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to revenue recognition. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

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

Acquisition of Amelia Holdings, Inc. – Valuation of Developed Technology and Customer Relationships

As described in Notes 2 and 3 to the consolidated financial statements, on August 6, 2024, the Company completed the acquisition of Amelia Holdings, Inc. (Amelia) for total consideration of $98.6 million. Of the acquired intangible assets, $98.9 million of developed technology and $68.6 million of customer relationships were recorded. Fair value of the acquired intangible assets was determined using an income approach, specifically the multi-period excess earnings method or the with-and-without method, depending on the nature of the respective asset. The significant judgments and assumptions used in valuing the developed technology include revenue growth rates, prospective financial information for cost of sales, research and development expenses and other operating expenses, the discount rate, the technological obsolescence rate, and contributory asset charges. For customer relationships, the significant judgments and assumptions include the discount rate, revenue growth rates, and prospective financial information for cost of sales and fixed and variable operating expenses.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology and customer relationships acquired in the acquisition of Amelia are (i) the significant judgment by management when developing the fair value estimate of the developed technology and customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, prospective financial information for cost of sales, research and development expenses and other operating expenses, the discount rate, the technological obsolescence rate, and contributory asset charges for developed technology, and the discount rate, revenue growth rates, and prospective financial information for cost of sales and fixed and variable operating expenses for customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified; (ii) reading the purchase agreement; (iii) testing management’s process for developing the fair value estimate of the developed technology and customer relationships acquired; (iv) evaluating the appropriateness of the multi-period excess earnings and with-and-without methods used by management; (v) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and with-and-without methods; and (vi) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, prospective financial information for cost of sales, research and development expenses and other operating expenses, the discount rate, the technological obsolescence rate, and contributory asset charges for developed technology, and the discount rate, revenue growth rates, and prospective financial information for cost of sales and fixed and variable operating expenses for customer relationships. Evaluating management’s assumptions related to revenue growth rates, prospective financial information for cost of sales, fixed and variable operating expenses, research and development expenses and other operating expenses involved considering (i) the current and past performance of the Amelia business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and with-and-without methods; and (ii) evaluating the reasonableness of the discount rate, the technological obsolescence rate, and contributory asset charges assumptions for developed technology and the discount rate assumption for customer relationships.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 11, 2025
We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SoundHound AI, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ deficit, and of cash flows of SoundHound AI, Inc. (the "Company") for the year ended December 31, 2022, including the related notes (collectively, referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2023, except for the effects of the tables reflecting the impact of the revisions as of and for the year ended December 31, 2022 discussed in Note 22 to the consolidated financial statements appearing under Item 8 of the Company’s 2023 Annual Report on Form 10-K, as to which the date is March 1, 2024, and except for the effects of segment reporting discussed in Note 21 to the consolidated financial statements appearing under Item 8 of the Company’s 2024 Annual Report on Form 10-K, as to which the date is March 11, 2025.

SOUNDHOUND AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$198,240	$95,260
Accounts receivable, net of allowances of $726 and $203 as of December 31, 2024 and 2023, respectively	23,159	4,050
Contract assets and unbilled revenue, net	26,645	11,780
Other current assets	7,476	2,452
Total current assets	255,520	113,542
Restricted cash equivalents, non-current	676	13,775
Right-of-use assets	4,692	5,210
Property and equipment, net	1,239	1,515
Goodwill	101,704	—
Intangible assets, net	174,943	—
Deferred tax asset	4	11
Contract assets and unbilled revenue, non-current, net	12,879	16,492
Other non-current assets	2,296	577
Total assets	$553,953	$151,122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,559	$1,653
Accrued liabilities	26,291	13,884
Operating lease liabilities	1,898	2,637
Finance lease liabilities	49	121
Income tax liability	2,750	1,618
Deferred revenue	23,876	4,310
Other current liabilities	7,319	—
Total current liabilities	67,742	24,223

Operating lease liabilities, net of current portion	2,403	3,089
Deferred revenue, net of current portion	6,862	4,910
Long-term debt	—	84,312
Contingent acquisition liabilities	286,898	—
Income tax liability, net of current portion	3,075	2,453
Other non-current liabilities	4,320	3,967
Total liabilities	371,300	122,954
Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 475,005 shares issued and outstanding, aggregate liquidation preference of $— and $16,227 as of December 31, 2024 and December 31, 2023, respectively	—	14,187
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 361,096,457 and 216,943,349 shares issued and outstanding as of December 31, 2024 and 2023, respectively	35	22
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,535,408 and 37,485,408 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	4
Additional paid-in capital	1,125,470	606,135
Accumulated deficit	(943,060)	(592,379)
Accumulated other comprehensive income	$205	199
Total stockholders’ equity	182,653	28,168
Total liabilities and stockholders’ equity	$553,953	$151,122
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$84,693	$45,873	$31,129
Operating expenses:
Cost of revenues	43,309	11,307	9,599
Sales and marketing	29,126	18,893	20,367
Research and development	70,555	51,439	76,392
General and administrative	53,270	28,285	30,443
Change in fair value of contingent acquisition liabilities	222,670	—	—
Amortization of intangible assets	7,116	—	—
Restructuring	—	4,557	—
Total operating expenses	426,046	114,481	136,801
Loss from operations	(341,353)	(68,608)	(105,672)

Other expense, net:
Loss on early extinguishment of debt	(15,629)	(837)	—
Interest expense	(12,168)	(16,733)	(6,893)
Other income (expense), net	9,222	1,155	(1,259)
Total other expense, net	(18,575)	(16,415)	(8,152)
Loss before provision (benefit) for income taxes	(359,928)	(85,023)	(113,824)
Provision (benefit) for income taxes	(9,247)	3,914	2,889
Net loss	(350,681)	(88,937)	(116,713)
Cumulative dividends attributable to Series A Preferred Stock	(416)	(2,774)	—
Net loss attributable to SoundHound common shareholders	(351,097)	(91,711)	(116,713)

Other comprehensive loss:
Unrealized gains on investments	6	199	—
Comprehensive loss	$(350,675)	$(88,738)	$(116,713)

Net loss per share:
Basic and diluted	$(1.04)	$(0.40)	$(0.74)

Weighted-average common shares outstanding:
Basic and diluted	338,462,574	229,264,904	157,317,695
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	106,949,326	$279,503	68,258,556	$1	—	$—	—	$—	—	$—	$43,491	$—	$(386,729)	$(343,237)
Issuance of common stock upon exercise of stock options	—	—	2,582,535	—	—	—	—	—	—	—	2,840	—	—	2,840
Net exercise of outstanding warrants	—	—	673,416	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible note	—	—	2,046,827	—	—	—	—	—	—	—	20,239	—	—	20,239
Effect of reverse recapitalization, net of costs (Note 3)	(106,949,326)	(279,503)	(73,561,334)	(1)	—	—	140,114,060	14	40,396,600	4	279,486	—	—	279,503
PIPE financing	—	—	—	—	—	—	11,300,000	1	—	—	86,584	—	—	86,585
Issuance of Class A common shares pursuant to the Business Combination	—	—	—	—	—	—	4,693,050	1	—	—	4,105	—	—	4,106
Issuance of Class A common shares upon conversion of Class B common shares	—	—	—	—	—	—	661,192	—	(661,192)	—	—	—	—	—
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	—	—	1,013,171	—	—	—	1,320	—	—	1,320
Issuance of Class A common shares upon vesting of restricted stock units	—	—	—	—	—	—	2,516,191	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	28,792	—	—	28,792
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(116,713)	(116,713)
Balances as of December 31, 2022	—	—	—	—	—	—	160,297,664	16	39,735,408	4	466,857	—	(503,442)	(36,565)
Issuance of common stock under the ELOC program	—	—	—	—	—	—	25,000,000	4	—	—	73,762	—	—	73,766

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
ELOC program fee settled in common stock	—	—	—	—	—	—	250,000	—	—		915	—	—	915
Issuance of common stock under the Sales Agreement, net of issuance costs	—	—	—	—	—	—	5,805,995	1	—	—	12,411	—	—	12,412
Issuance of Series A Preferred Stock	—	—	—	—	835,011	24,942	—	—	—	—	—	—	—	24,942
Issuance of Class A common shares upon conversion of Class B common shares	—	—	—	—	—	—	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of Class A common shares upon conversion of Series A Preferred Stock	—	—	—	—	(360,006)	(10,755)	11,597,654	1	—	—	10,754	—	—	—
Issuance of Class A common shares upon exercise of stock options	—	—	—	—	—	—	3,585,829	—	—	—	8,506	—	—	8,506
Issuance of Class A common shares upon vesting of restricted stock units	—	—	—	—	—	—	7,678,184	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	4,136	—	—	4,136
Issuances of ESPP	—	—	—	—	—	—	478,023	—	—	—	863	—	—	863
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	27,931	—	—	27,931
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(88,937)	(88,937)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	199		199
Balances as of December 31, 2023	0	0	0	0	475,005	$14,187	216,943,349	22	37,485,408	4	606,135	199	(592,379)	$28,168

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Class A common stock under the Sales Agreement, Equity Distribution Agreement and Execute Equity Distribution Agreement, net of issuance costs	—	—	—	—	—	—	85,826,406	9	—	—	396,685	—	—	396,694
Issuance of Class A common stock upon acquisition of SYNQ3	—	—	—	—	—	—	5,794,187	1	—		9,875	—	—	9,876
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	—	—	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards	—	—	—	—			17,750,154	—	—	—	29,685	—	—	29,685
Issuance of Class A common stock upon conversion of Class B common shares	—	—	—	—	—	—	4,950,000	1	(4,950,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	—	—	—	—	(475,005)	(14,187)	16,624,215	1	—	—	14,186	—	—	—
Issuance of Class A common stock in connection with the exercise of warrants	—	—	—	—	—	—	2,272,023	—	—	—	23	—	—	23
Issuance of Class A common stock upon acquisition of Amelia	—	—	—	—	—	—	5,959,050	1	—	—	23,919	—	—	23,920

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Legacy SoundHound Redeemable Convertible Preferred Stock		Legacy SoundHound Common Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Class A common stock to settle obligations under Amelia Debt	—	—	—	—	—	—	2,943,917	—	—	—	11,817	—	—	11,817
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	33,145	—	—	33,145
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(350,681)	(350,681)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	6		6
Balances as of December 31, 2024	—	$—	—	$—	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$205	$(943,060)	$182,653
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(350,681)	$(88,937)	$(116,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,054	2,313	4,037
Stock-based compensation	33,145	27,931	28,792
Loss on change in fair value of ELOC program	—	1,901	1,075
Change in fair value of derivative and warrant liability	—	—	606
Amortization of debt issuance cost	1,621	5,400	2,287
Non-cash lease amortization	2,613	3,346	3,189
Loss on early extinguishment of debt	15,629	837	—
Foreign currency gain/loss from remeasurement	(24)	143	—
Change in fair value of contingent acquisition liabilities	222,670	—	—
Deferred income taxes	(12,183)	30	2,127
Other, net	(580)	93	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,264)	(627)	(1,354)
Prepaid expenses	—	1,590	(1,238)
Other current assets	(3,131)	(821)	299
Contract assets	(7,304)	(19,578)	(8,658)
Other non-current assets	(196)	671	(274)
Accounts payable	(7,636)	(1,162)	302
Accrued liabilities	1,846	4,266	116
Other current liabilities	(642)	—	—
Operating lease liabilities	(3,214)	(3,657)	(3,912)
Deferred revenue	(6,186)	(4,135)	(7,646)
Other non-current liabilities	(415)	2,131	2,946
Net cash used in operating activities	(108,878)	(68,265)	(94,019)

Cash flows from investing activities:
Purchases of property and equipment	(640)	(392)	(1,329)
Payment related to acquisitions, net of cash acquired	(11,732)	—	—
Net cash used in investing activities	(12,372)	(392)	(1,329)

Cash flows from financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	24,942	—
Proceeds from sales of Class A common stock under the ELOC program, net of issuance costs	—	71,615	—
Proceeds from sales of Class A common stock under the Sales Agreement, Equity Distribution Agreement and Execute Equity Distribution Agreement	407,270	12,412	—
Proceeds from exercise of stock options and employee stock purchase plan	29,685	—	—
Proceeds from warrants exercised	23	—	—
Payment of financing costs associated with the Sales Agreement, Equity Distribution Agreement and Execute Equity Distribution Agreement	(10,357)	—	—
Proceeds from the issuance of debt, net of issuance costs	—	85,087	—
Proceeds from the issuance of common stock	—	9,369	4,160
Proceeds from Business Combination and PIPE, net of transaction costs	—	—	90,689
Payments on notes payable	(215,373)	(35,029)	(11,545)
Payment to settle contingent holdback liabilities from SYNQ3 and other acquisitions	(217)	—	—
Payments on finance leases	(125)	(159)	(1,303)
Net cash provided by financing activities	210,906	168,237	82,001
Effects of exchange rate changes on cash	225	(20)	—
Net change in cash, cash equivalents, and restricted cash equivalents	89,881	99,560	(13,347)
Cash, cash equivalents, and restricted cash equivalents, beginning of year	109,035	9,475	22,822
Cash, cash equivalents, and restricted cash equivalents, end of year	$198,916	$109,035	$9,475

SOUNDHOUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Year Ended December 31, 2024 and 2023
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation to amounts on the consolidated balance sheets:
Cash and cash equivalents	$198,240	$95,260	$9,245
Current portion of restricted cash equivalents	—	—	—
Non-current portion of restricted cash equivalents	676	13,775	230
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$198,916	$109,035	$9,475

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,337	$11,984	$4,364
Cash paid for income taxes	$2,717	$2,356	$1,044

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$14,187	$10,755	$—
Debt discount through issuance of common stock warrants	$—	$4,136	$—
Issuance of Class A Common Stock to settle commitment shares related to the ELOC program	$—	$915	$—
Issuance of Class A Common Stock to settle obligations under Amelia Debt	$11,817	$—	$—
Issuance of Class A Common Stock to settle contingent holdback consideration of SYNQ3 acquisition	$189	$—	$—
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$—	$—	$279,503
Conversion of convertible note into common stock pursuant to Business Combination	$—	$—	$20,239
Operating lease liabilities arising from obtaining right-of-use assets	$1,559	$—	$650
Deferred offering costs reclassified to additional paid-in capital	$220	$—	$—
Fair value of Class A common stock and deferred equity consideration issued to acquire SYNQ3 and Amelia	$33,606	$—	$—
Fair value of contingent earnout consideration to acquire SYNQ3 and Amelia	$67,945	$—	$—
Fair value of contingent holdback consideration to acquire SYNQ3	$570	$—	$—
Fair value of deferred cash consideration under other acquisition	$195	$—	$—
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
Legacy SoundHound was determined to be the accounting acquirer in the Business Combination based on the following facts:
• Former Legacy SoundHound stockholders have a controlling voting interest in the Company;
• The Company’s board of directors immediately after the closing of the Business Combination was comprised of five board members, primarily from the board of directors of Legacy SoundHound; and
• Legacy SoundHound’s management continues to hold executive management roles for the Company following the Business Combination and are responsible for the day-to-day operations.
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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows and reported a net loss of $350.7 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $943.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of December 31, 2024 was $198.2 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Refer to Note 23 for information regarding the Company's equity financing activity subsequent to December 31, 2024. The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the years ended December 31, 2024, 2023 and 2022, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.7 million, $0.5 million and $0.7 million, respectively, in the consolidated statements of operations as other expense, net.
Reclassification
Certain accounts in the prior year consolidated financial statements were reclassified to conform with the current year presentation. The reclassification had an immaterial impact on our consolidated balance sheets, consolidated statements of operations and comprehensive loss and consolidated statements of cash flows in the prior year period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of SYNQ3 and Amelia, management revised certain significant estimates during the years ended December 31, 2024, which include, but are not limited to, the recognition and measurement of assumed contingent liabilities and deferred and contingent holdback consideration. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of a specific asset or asset group may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2024, there have been no such impairments.
Leases
We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use ("ROU") assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives, as applicable. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. The Company has lease agreements with lease and non-lease components. The Company elected to not separate lease and non-lease components for its asset class of equipment.
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
As of December 31, 2024, and 2023, available-for-sale securities consisted of U.S. treasury bills and government bonds with original maturities of three months or less. As of December 31, 2022, the Company did not have any available-for-sale securities.
Restricted Cash
The Company’s restricted cash were established according to the requirements under the Credit Agreement (as defined in Note 9) and leases for the Company’s corporate headquarters, data center and sales office and are subject to certain

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2024, accounts receivable balances due from Customer F accounted for 23% of the Company’s consolidated accounts receivable balance. As of December 31, 2023, accounts receivable balances due from Customer A, C and E accounted for 40%, 32% and 15% of the Company’s consolidated accounts receivable balance, respectively.
As of December 31, 2024, unbilled receivables from Customer A and C accounted for 50% and 24% of the Company’s consolidated unbilled receivables balance, respectively. As of December 31, 2023, unbilled receivables from Customer A, B, and C accounted for 59%, 16% and 11% of the Company’s consolidated unbilled receivables balance, respectively.
For the year ended December 31, 2024, Customer A accounted for 14% of revenue. For the year ended December 31, 2023, Customer A and B accounted for 49% and 13% of revenue, respectively. For the year ended December 31, 2022, Customer A, C and D accounted for 42%, 13%, and 12% of revenue, respectively.
Common Stock Offerings
The Company has entered into certain agreements to sell common stock with counterparties including through the Equity Line of Credit ("ELOC") program and “at-the-market” offering programs pursuant to the Sales Agreement, Equity Distribution Agreement and Execute Equity Distribution Agreements (each as described in Note 14) to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. The Company evaluates its common stock purchase agreements to determine whether they should be accounted for as derivatives with changes in fair value as other income (expense), net in the period in which they occur.
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
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company has recorded $0.2 million interest expense and penalties related to unrecognized tax benefits through December 31, 2024.
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
Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Series A Preferred Stock, stock options, ESPP shares, RSUs and warrants are considered to be potentially dilutive securities. See Note 15 for further information.
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
Business Combinations and Contingent Consideration
Business combinations are accounted for using the acquisition method. The Company allocates the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Fair value of the acquired intangible assets was determined using an income approach, specifically the multi-period excess earnings method, relief-from-royalty method, or the with-and-without method, depending on the nature of the respective assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but the estimates and assumptions are inherently uncertain and subject to

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
refinement. The significant judgments and assumptions used in valuing the developed technology include revenue growth rates, prospective financial information for cost of sales, research and development expenses and, other operating expenses, the discount rate, the technological obsolescence rate, and contributory asset charges. For customer relationships, the significant judgments and assumptions include revenue growth rates, customer attrition rate, prospective financial information for cost of sales and fixed and variable operating expenses and the discount rate. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may make adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations in the period they are identified. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.
Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, the Company estimates fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability in the consolidated balance sheet. The Company reviews and assesses the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Adjustments to estimated fair value related to changes in fair value are reported as change in fair value of contingent acquisition liabilities in our consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment in any of the periods presented.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," ("ASU 2023-07") which expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted the standard during the year ended December 31, 2024. See Note 21 to our consolidated financial statements included within this report for more information on the increased disclosure for the Company's single reportable segment.
Recent Accounting Pronouncements — Not Yet Adopted
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SYNQ3 Acquisition
On January 3, 2024 (the "SYNQ3 Acquisition Date"), the Company acquired all of the issued and outstanding equity of SYNQ3, a provider of voice AI and other technology solutions to the restaurant industry, for total purchase consideration of $15.8 million (the “SYNQ3 Acquisition”). The Company’s acquisition of SYNQ3 is expected to expand its AI customer service solutions and create a Voice AI provider for restaurants. The acquisition is expected to significantly extend the Company's market reach and accelerate the deployment of generative AI capabilities to the industry.
The total purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of the Company’s Class A Common Stock. The Company has also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of the Company’s Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of the Company’s Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. On the SYNQ3 Acquisition Date, the Company also issued 2,033,156 restricted shares of the Company’s Class A Common Stock subject to time and performance-based vesting conditions. The fair value of the purchase consideration was $15.8 million.

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
The contingent cash and share holdback consideration to be issued is variable ("Contingent Holdback Consideration"). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. The Company accounted for the Contingent Holdback Consideration as a liability on the consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of the Company’s Class A Common Stock. During the year ended December 31, 2024, the Company issued 38,277 shares of the Company’s Class A Common Stock and paid an immaterial amount in cash from the Contingent Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s consolidated statement of operations and comprehensive loss. See Note 12 to our consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

Contingent SYNQ3 Earnout Consideration

The Company also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). The Company accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on the Company's consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s consolidated statement of operations and comprehensive loss. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. See Note 12 to our consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration. As of December 31, 2024, the 2024 revenue target was

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
not met but the Company assessed the 2025 and 2026 revenue target were probable of being met, and no earnout consideration was issued during the year ended December 31, 2024.

Restricted stock awards

The 2,033,156 restricted shares of the Company's Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 15 to our consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

Purchase price allocation

The purchase price allocation was performed as of January 3, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

January 3, 2024
Cash paid	$3,910
Equity consideration	9,687
Contingent earnout consideration	1,676
Contingent holdback consideration	570
Purchase price	15,843

Assets acquired:
Cash	221
Accounts receivable	1,500
Prepaid expenses	72
Intangible assets	12,705
Total identified assets acquired	14,498

Liabilities assumed:
Accounts payable	440
Accrued liabilities	3,427
Other non-current liabilities	750
Deferred tax liability	38
Total liabilities assumed	4,655

Fair value of identifiable net assets acquired	$9,843
Goodwill acquired on acquisition	$6,000

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
During the year ended December 31, 2024, the Company recorded measurement period adjustments to decrease the deferred revenue by $0.1 million as the revenue recognition criteria had been met at the acquisition date, to increase

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the accrued liabilities by $1.8 million resulting from a pre-acquisition legal settlement, and to decrease the deferred tax liability assumed by $0.2 million. Refer to Note 8 to these consolidated financial statements for more information on the legal proceedings. These measurement period adjustments resulted in a decrease of $0.1 million in deferred cash consideration, $0.6 million in deferred equity consideration, and $0.4 million in contingent holdback consideration in accordance with the merger agreement. As a result of the adjusted acquisition-date fair value of assets acquired and liabilities assumed, the Company recorded an increase of $0.2 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the year ended December 31, 2024 and were made to reflect facts and circumstances that existed as of the SYNQ3 Acquisition Date. The purchase price allocation has been finalized as of December 31, 2024.
The following table summarizes the fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	January 3, 2024
Developed technology	3.0	$5,210
Customer relationships	4.0	4,800
Tradename	2.0	1,410
Conversation data	2.5	1,285
		$12,705

The Company incurred $2.1 million in acquisition related expenses, of which $1.0 million was incurred during the year ended December 31, 2024 and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.

Amelia Acquisition

On August 6, 2024 (the “Amelia Acquisition Date”), the Company acquired all of the issued and outstanding equity of Amelia Holdings, Inc. (the “Amelia Acquisition”), a privately-held conversational AI software company involved in the development and delivery of AI and automation solutions and related services to improve customer experience and optimize business outcomes. The Company’s acquisition of Amelia is expected to strengthen SoundHound’s position in voice and conversational AI and allow the Company to enter new industries such as healthcare, insurance, financial services, energy and retail, expanding its market reach.
The total preliminary purchase consideration includes 3,809,520 shares of the Company's Class A Common Stock issued to the selling shareholders. The Company also issued and deposited 2,149,530 shares of Class A Common Stock otherwise owed to the selling shareholders into an escrow account in order to partially secure the indemnification obligations of the selling shareholders to the Company under the purchase agreement (the “Escrow Consideration”). The fair value of equity issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the Amelia Acquisition Date, which also incorporated a discount for lack of marketability rates caused by the trading restrictions due to the fact that the shares were not registered at issuance for a six-month holding period. The Company also paid $8.4 million of cash for seller transaction expenses in connection with the closing of the Amelia Acquisition. The Company agreed to issue up to 16,822,429 shares to the

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the "Amelia Contingent Earnout Consideration). The fair value of the preliminary purchase consideration was $98.6 million.
In connection with the Amelia Acquisition, the Company assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”). See Note 10 to our consolidated financial statements included within this report for more information on the Amelia Debt.

Escrow Consideration
The Company accounted for the Escrow Consideration as equity-classified shares issued as part of the consideration transferred. The Company recorded an indemnification asset of $1.4 million under other non-current assets related to assumed sales tax and litigation contingent liabilities that existed prior to the Amelia Acquisition Date and are covered by the Company’s indemnification rights provided by the sellers. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. This derivative did not have a material impact to the financial statements for the year ended December 31, 2024. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
The Company also agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company's consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million. For the year ended December 31, 2024, the Company recognized a $211.9 million loss related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. See Note 12 to our consolidated financial statements included within this report for more information on the fair value measurement of Contingent Amelia Earnout Consideration. As of December 31, 2024, the Company assessed the 2025 and 2026 revenue target were probable of being met.

Preliminary purchase price allocation

The preliminary purchase price allocation was performed as of August 6, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preliminary: August 6, 2024
Cash paid	$8,420
Equity consideration	15,291
Equity consideration in escrow	8,628
Contingent earnout consideration	66,269
Purchase price	98,608

Assets acquired:
Cash and cash equivalents	1,128
Accounts receivable	8,075
Other current assets	1,822
Contract asset - current	4,090
Property and equipment	348
Right-of-use assets	227
Other assets	1,741
Intangible assets	174,500
Total identified assets acquired	191,931

Liabilities assumed:
Accounts payable	11,112
Accrued liabilities	11,048
Income tax liabilities	582
Short-term debt	70,000
Operating lease liability, current	211
Financing lease liability, current	37
Other current liabilities	3,885
Deferred revenue	23,408
Deferred revenue, non-current	4,295
Long-term debt	51,511
Deferred tax liabilities	11,820
Operating lease liability, non-current	16
Other liabilities, non-current	34
Income tax liability, net of current portion	1,068
Total liabilities assumed	189,027

Fair value of identifiable net assets accquired	$2,904
Goodwill acquired on acquisition	$95,704

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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2024, the Company recorded measurement period adjustments to increase the cash consideration by $12.8 thousand, to decrease the accounts receivable by $0.2 million, increase the accrued liabilities by $0.9 million due to additional payroll taxes identified, to decrease the non-current income tax liabilities by $1.8 million due to the change of pre-acquisition tax exposures subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of cash consideration, assets acquired and liabilities assumed, the Company recorded a decrease of $0.7 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the year ended December 31, 2024 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date. In addition to the measurement period adjustments, the Company also recorded adjustments to correct certain errors in the preliminary purchase price allocation that existed as of the acquisition date during the year ended December 31, 2024, which decreased the contingent earnout consideration by $5.3 million, decreased the accounts payable by $3.7 million, decreased the accrued liabilities by $1.2 million, increased deferred revenue by $0.3 million and increased the deferred tax liabilities by $0.7 million. As a result of the adjusted acquisition-date fair value of contingent earnout consideration recognized and liabilities assumed, the Company recorded a decrease of $9.3 million to the goodwill recognized. The identified error related to the contingent earnout consideration had an immaterial impact to the change in fair value from the acquisition date through September 30, 2024, which would have been recorded in change in fair value of contingent acquisition liabilities in the consolidated statements of operations and comprehensive loss.
The preliminary purchase price allocation has not been finalized as of December 31, 2024 primarily due to the final assessment of the fair values of the intangible assets, contingent tax liability assumed, and fair value of the contingent earnout consideration. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.
The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	7.0	$98,900
Customer relationships	7.0	68,600
Trade names	5.0	7,000
		$174,500

The Company incurred $5.8 million in acquisition related expenses, all of which was incurred during the year ended December 31, 2024 and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.

Unaudited pro forma financial information
The financial results of SYNQ3 and Amelia are included in these consolidated financial statements from the date of the acquisition. SYNQ3 contributed revenue of $12.0 million and net loss of $7.5 million to the Company for the year ended December 31, 2024. Amelia contributed revenue of $42.0 million and net loss of $8.5 million to the Company for the year ended December 31, 2024.
The following table includes unaudited pro forma financial information that presents combined results of the Company as if the business combinations were completed on January 1, 2023, the beginning of the comparable prior annual reporting period.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unaudited
	Years Ended
	December 31, 2024	December 31, 2023
Revenue	$143,498	$153,586
Net loss attributable to SoundHound AI, Inc.	$(374,469)	$(158,339)

The unaudited pro forma financial information includes the combined historical operating results of the Company, SYNQ3 and Amelia prior to the acquisitions, with adjustments to give effect for the acquisitions and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental transaction costs related to the acquisitions, adjustments to interest expense related to previously outstanding debt held by the acquired entities, elimination of amortization expense related to previously recognized goodwill held by SYNQ3, and the related tax effects of pro forma adjustments for the period. Given the paydown of Amelia Debt occurred in December 2024, which was shortly after the Amelia Acquisition Date, the interest expenses from Amelia Debt were excluded from the unaudited pro forma financial information. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.
The Company did not have any material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Other Acquisition
On June 14, 2024, the Company completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, the Company acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income (expense), net in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the Company’s purchase price. The Company was able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.
The preliminary purchase price allocation has not been finalized as of December 31, 2024 primarily due to the final assessment of the fair values of the intangible assets. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.
The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	3.0	$1,530
Customer relationships	3.0	960
Tradename	3.0	60
		$2,550

The Company incurred $0.1 million in acquisition related expenses during the year ended December 31, 2024, and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.
The financial results of the acquired entity are included in these consolidated financial statements from the date of the acquisition, and are immaterial. The Company has not separately presented unaudited pro forma results of operations reflecting the acquisition or revenue and operating losses of the acquired entity for the period from acquisition date to December 31, 2024 as the impacts were not material to the consolidated financial statements.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In instances where the Company concluded that the up-front services are not distinct performance obligations, revenues for these activities are recognized over the period which the hosted services are provided and is included within hosted services revenue.
All revenues derived as a result of the SYNQ3 Acquisition, and substantial revenues derived as a result of the Amelia Acquisition are categorized as hosted service revenue.
Professional Services
Revenues from distinct professional services, such as non-integrated development services and other professional services, are either recognized over time based upon the progress towards completion of the project, or at a point in time at project completion. The Company assesses distinct professional services to determine whether the transfer of control is over-time or at a point in time. The Company considers three criteria in making their assessment including (1) the customer simultaneously receives and consumes the benefits; (2) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (3) the Company’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If none of the criteria are met, revenues are determined to be recognized at a point in time.
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates and is based on either input or output measures. During the year ended December 31, 2024, $9.4 million of professional service revenue was recognized over time, with the remaining $0.1 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the year ended December 31, 2023, $7.4 million of professional service revenue was recognized over time, with the remaining $0.9 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the year ended December 31, 2022, $2.2 million of professional service revenue was recognized over time, with the remaining $2.0 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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
Licensing
The Company licenses voice and Amelia's software solutions that are embedded in customer's products or services. Licensing revenues are a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are on royalty arrangements with a per unit pricing or on fixed considerations. The Company records licensing revenue relating to usage-based royalty arrangements in the same period in which the underlying usage occurs. Licensing revenue on fixed considerations including fixed fee and a minimum guarantee from royalty arrangements are recognized when the Company grants the customer the right to use and benefit from the license at the start of the licensing period. Licenses may include post-contract support, which is a distinct performance obligation and revenue from post- contract support is recognized ratably over the licensing period.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company's long-term contracts generally do not have significant financing components, as there is normally payment and performance in each year of the contract. The Company has elected the practical expedient to not adjust promised amounts of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. If there is a period of one year or longer between the transfer of promised services and payment, it is generally for reasons other than financing, thus, the Company does not adjust the transaction price for financing components. In the limited cases where a significant financing component is present, the Company adjusts the promised consideration for the effects of a significant financing component and to recognize revenue to approximate an amount that reflects the cash selling price that a customer would have paid for the promised goods or services.
For the years ended December 31, 2024, 2023 and 2022, revenue under each performance obligation was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Hosted services	$57,246	$18,364	$17,743
Licensing	17,577	18,600	8,322
Professional services	9,488	8,275	4,220
Monetization	382	634	844
Total	$84,693	$45,873	$31,129

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2024, 2023 and 2022, the disaggregated revenue by geographic location* was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$46,751	$6,769	$3,344
Korea	12,289	22,962	14,530
France	8,756	4,090	4,023
Japan	3,908	3,707	3,866
Germany	196	5,950	4,134
Other	12,793	2,395	1,232
Total	$84,693	$45,873	$31,129

*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the years ended December 31, 2024, 2023 and 2022, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Over time	$67,789	$25,757	$19,955
Point-in-time	16,904	20,116	11,174
Total	$84,693	$45,873	$31,129
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage, or life of the products, which are driven by number of devices, users, or unit of time. Service Subscription revenues are generated through Houndified Services and Amelia services, which include customer services, food ordering, content, appointments and voice commerce, autonomous business workflows, and IT systems analysis. Subscription revenues are derived from monthly fees based on fixed fees, usage-based revenue, revenue per query or revenue per user. Houndified Products, Houndified Services, and Amelia services may include professional services that develop and customize the Houndify platform and Amelia Software Platform to fit customers’ specific needs, and any post-contract support for on-premise solutions. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2024, 2023 and 2022, the disaggregated revenue by service type was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Service subscriptions	$56,347	$1,940	$1,838
Product royalties	27,964	43,299	28,447
Monetization	382	634	844
Total	$84,693	$45,873	$31,129
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
As of January 1, 2023, accounts receivable, net of allowances, was $3.4 million, contract assets, net of allowances, were $8.7 million and deferred revenue was $13.4 million.
The contract asset and unbilled accounts receivable, net as of December 31, 2024 and December 31, 2023 consists of the following (in thousands):

	Balance Sheet Presentation	December 31, 2024	December 31, 2023
Unbilled account receivables - current	Contract assets and unbilled receivables, net of allowance for credit losses	$13,441	$5,138
Contract assets - current	Contract assets and unbilled receivables, net of allowance for credit losses	13,204	6,642
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	922	—
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	11,957	16,492
The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period for the years ended December 31, 2024, 2023 and 2022 were $5.1 million, $7.9 million and $6.4 million, respectively.
As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $83.3 million. Given the applicable contract terms, $48.9 million is expected to be recognized as revenue within one year, $32.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.3 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill including the effect of measurement period adjustments for the year ended December 31, 2024, was as follows (in thousands):

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	6,000
Acquisition of Amelia	$95,704
Balance as of December 31, 2024	$101,704

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
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		December 31, 2024
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$7,696	$97,944
Customer relationships	3.0 - 7.0	74,360	5,322	69,038
Tradename	2.0 - 5.0	8,470	1,280	7,190
Conversation data	2.5	1,285	514	771
Total		$189,755	$14,812	$174,943
Amortization expense of intangible assets was $14.8 million for the year ended December 31, 2024. This expense was recorded as $7.7 million within cost of revenues for the year ended December 31, 2024. There was no amortization expense during the year ended December 31, 2023.
Future amortization expense of intangible assets held as of December 31, 2024, is as follows (in thousands):

Year ending December 31,
2025	$30,334
2026	29,372
2027	26,923
2028	25,398
2029	24,761
Thereafter	$38,155
Total	$174,943

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment	$19,480	$19,278
Software and voice recordings	10,033	9,714
Leasehold improvements	3,871	3,882
Furniture and fixtures	1,154	777
Total property and equipment, at cost	34,537	33,651
Less: accumulated depreciation and amortization	(33,298)	(32,136)
Total property and equipment, net	$1,239	$1,515
As of December 31, 2024 and 2023, property and equipment, net includes assets under finance lease obligations (see Note 16 for additional information) with an aggregate cost of approximately $0.6 million and $0.5 million, respectively, and accumulated depreciation of approximately $0.4 million and $0.1 million, respectively. Depreciation and amortization expense in respect of capitalized property and equipment totaled approximately $1.2 million, $2.3 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation expenses	$15,850	$6,961
Accrued vendor payables	8,141	3,792
Accrued lender fees	—	2,603
Accrued litigation liabilities	1,750	—
Other accrued liabilities	551	528
	$26,291	$13,884
NOTE 8. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of December 31, 2024 (in thousands):

2025	14,000
2026	16,000
2027	24,000
2028	24,000
Total	$78,000

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Prior to the SYNQ3 Acquisition, SYNQ3 filed a litigation against its landlord, TEBO in the United States District Court of Colorado, and TEBO counterclaimed in May 2022. On June 2, 2022, the District Court entered a judgment that was in favor of SYNQ3. TEBO filed the notice of appeal in July, 2023. On June 27, 2024, the Colorado Court of Appeals reversed the judgment and remanded the case to the District Court to enter judgment in favor of TEBO on both SYNQ3’s claim and TEBO’s counterclaim and to conduct further proceedings as are necessary to determine the damages, attorney fees and costs, if any, to be awarded to TEBO. On January 15, 2025, the Company entered a Settlement Agreement with TEBO. The Settlement Agreement requires SYNQ3 to pay $1.8 million to TEBO in January 2025 to resolve all matters related to the litigation and dispute. Therefore, the Company recorded a liability of $1.8 million under accrued liabilities as of December 31, 2024.
Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $3.1 million and $0.2 million as of December 31, 2024 and 2023.
NOTE 9. WARRANTS
Term Loan Warrants
In connection with the Credit Agreement (as defined in Note 10), the Company issued warrants to purchase up to 3,301,536 shares of the Company's Class A Common Stock to the lenders (the "Term Loan Warrants"). The Term Loan Warrants have a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrants will be automatically cashless exercised immediately prior to a change in control of the Company. The Term Loan Warrants are indexed to the Company's stock and were classified as an equity instrument. On the Term Loan Closing Date, this resulted in the Company allocating the gross proceeds and issuance costs between the Term Loan and the Term Loan Warrants based on their relative fair values, resulting in the initial recognition of the Term Loan Warrant at $4.1 million as additional paid-in-capital on the consolidated balance sheets.
In March 2024, the Company issued 2,269,982 shares of the Company's Class A Common Stock resulting from the cashless exercise in full of the Term Loan Warrants that were outstanding. As of December 31, 2024, all of the Term Loan Warrants had been exercised and no Term Loan Warrants are outstanding.
Warrants Related to the Business Combination
Public Warrants
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
Prior to the ATSP Merger, ATSP issued public warrants (“Public Warrants”). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares were issued upon exercise of the Public Warrants. The Company may redeem the outstanding warrants, for $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants for cash, or on a cashless basis.
Subsequent to the closing of the ATSP Merger, the Company’s Public Warrants continue to be classified as equity instruments, as they are indexed to the Company’s stock.
Private Warrants
Prior to the ATSP Merger, ATSP issued private warrants (“Private Warrants”). The Private Warrants were initially issued in the same form as the Public Warrants with the exception that the Private Warrants: (i) would not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
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
In December 2024, the Company issued 2,041 shares of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding and raised $23.5 thousand in cash proceeds. As of December 31, 2024, there were 3,663,955 Public Warrants and Private Warrants issued and outstanding. There was no exercise during the years ended December 31, 2023 and December 31, 2022.
NOTE 10. NOTE PAYABLE
SNAP June 2020 Note
In June 2020, the Company issued a promissory note (the “SNAP June 2020 Note”) to a Lender in exchange for $15.0 million in cash proceeds. The note had an annual interest rate of 5% and a maturity date of June 26, 2022, if not converted earlier pursuant to conversion terms and change in control events.
The Company recognized total interest expense of $0.7 million associated with the SNAP June 2020 Note for the year ended December 31, 2022, out of which $0.4 million relates to amortization of the debt discount. The debt discount related to the SNAP June 2020 Note is amortized over the life of the instrument, beginning at note issuance and ending on April 26, 2022, the date on which the note was converted. The Company was amortizing the discounts on an effective interest basis over the period from issuance through the Early Maturity Date. The effective interest rate was 14.3% for the year ended December 31, 2022.
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
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the year ended December 31, 2023, the interest rate was 13.75%. Payments were interest-only for the first twelve months and are now principal and interest through maturity. There was no interest expense recorded during the year ended December 31, 2024. During the years ended December 31, 2023 and December 31, 2022, the Company

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recorded $16.0 thousand and $1.0 million related to the amortization of the debt discount in interest expense, respectively.
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
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the year ended December 31, 2023, the interest rate was 13.75%. Payments were interest-only for the first twelve months and principal and interest through maturity. There was no interest expense recorded during the year ended December 31, 2024. During the years ended December 31, 2023 and December 31, 2022, the Company recorded $31 thousand and $0.8 million related to the amortization of the debt discounts in interest expense, respectively.
Concurrently with the Company’s entry into the Credit Agreement (as defined below), the Company used a portion of the proceeds to prepay in full all outstanding obligations under, and terminated, the SCI June 2021 Note. In connection with the SCI June 2021 Note prepayment on April 14, 2023, the Company paid a total of approximately $11.7 million, which consisted of (i) the remaining principal amount outstanding of approximately $11.5 million, (ii) a prepayment premium of approximately $0.2 million and (iii) a nominal amount for transaction expenses resulting in a loss on debt extinguishment of $0.4 million.
Term Loan
On April 14, 2023 (the “Term Loan Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $100.0 million (the “Term Loan”). The Credit Agreement also permits the Company to request additional commitments of up to $25.0 million in the aggregate, with funding of such commitments in the sole discretion of the lenders, under certain circumstances, which will be subject to the same terms as the Term Loan if funded. On the Term Loan closing date, the Company also entered into Guarantee and Collateral Agreement. In addition, the Company is obligated to pay incremental lender fees (the "Lender Fees"), beginning on the Term Loan closing date, initially at the rate of 3.50% of the principal amount of the Term Loans for the first 18 months paid semi-annually to provide a collateral protection insurance policy on behalf of the lenders. Such rate for the Lender Fees will decrease to 2.50% after the 18-month anniversary of the Term Loan Closing Date. As the lenders are the sole beneficiary of the insurance policy, the Lender Fees are deemed to be additional fees payable to the Lenders and is therefore being recognized as interest expense over the term of the Term Loan based on effective interest method.
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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2024, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through April 14, 2027 (the “Maturity Date”). The effective interest rate was 25.18% for the quarter ended June 30, 2024. The Company incurred $6.0 million in stated interest in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024, and paid $3.5 million for the period. During the year ended December 31, 2024, the Company recorded $1.5 million in interest expense related to the debt discount.
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
Amelia Debt
In connection with the Amelia Acquisition, the Company assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million, which was issued pursuant to the existing Credit Agreement (the “Amelia Debt Credit Agreement”) of Amelia with Monroe Capital Management Advisors, LLC (“Monroe”), as administrative and collateral agent for certain affiliated funds of Monroe, as lenders. In accordance with the terms of the debt assumed, on August 7, 2024, the Company paid $70.0 million in cash to pay down a portion of the outstanding principal balance and issued 2,943,917 shares of Class A common stock to settle certain fees associated with the Amelia Debt. The remaining outstanding balance of $39.7 million has a maturity date of June 30, 2026 (the “Maturity Date”) and provides, at the Company’s election, for payment of a portion of interest in cash or in kind ("PIK"), in which case interest will be capitalized and added to the outstanding principal amount, with principal and accrued interest due at the Maturity Date. The Amelia Debt may be prepaid at any time and must be prepaid, along with the applicable prepayment premium and exit fee, upon the occurrence of certain future events. The Amelia Debt will accrue interest at an annual rate equal to the sum of (a) Adjusted Term SOFR and (b)(i) an applicable margin of 9.00% for the portion of interest paid in cash, and (ii) an additional 1.00% for the portion of interest paid in kind. Upon an event of default, the interest rate will automatically increase by an additional 2.00% per annum, and may result in the declaration that all outstanding principal and interest under the Amelia Debt be immediately due and payable in whole or in part. During the year ended December 31, 2024, the Company recorded and paid $2.0 million in interest expense, of which $0.1 million was paid to settle the PIK that was capitalized and added to the outstanding principal amount.
On December 3, 2024, the Company entered into a letter agreement (the “Amelia Debt Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Amelia Debt Credit Agreement. In connection with the Amelia Debt prepayment, the Company paid a total of $39.8 million on December 4, 2024, which consisted of the remaining principal amount outstanding of $39.8 million and transaction expenses of $42 thousand, resulting in a loss on debt extinguishment of $42 thousand.
The following table summarizes the Company’s debt balances as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Term Loan	$—	$100,000
Unamortized discount and debt issuance costs	—	(15,688)
Carrying value of long-term debt	$—	$84,312
NOTE 11. RESTRUCTURING
In January 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins, improve cash flows and accelerate the Company’s path to profitability. The

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTE 12. FAIR VALUE MEASUREMENT
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$38,070	$—	$—
Money market funds	131,767	$—	$—
Total assets	$169,837	$—	$—

Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$4,076
Contingent acquisition liabilities
Contingent earnout consideration	$—	$—	$286,898
Total liabilities	$—	$—	$290,974

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$35,961	$—	$—
Money market funds	54,542	$—	$—
Total assets	$90,503	$—	$—
Equity Line of Credit

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liabilities:	Equity Line of Credit
January 1, 2022	$—
Issuance of ELOC	1,075
December 31, 2022	1,075
Change in fair value	1,901
Settlements	(2,976)
December 31, 2023	$—
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the fair value remeasurement of the embedded derivative for the year ended December 31, 2022 (in thousands):

Year Ended December 31,
2022
Remeasurement of conversion feature — loss	$(606)
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
The Company issued a Class A Common Stock warrant in connection with the Term Loan (see Note 9 for additional information). The warrant was recorded based on the allocation of its relative fair value of the debt proceeds of $4.1 million. The warrants were classified as equity instruments at inception with a corresponding discount recorded at issuance against the outstanding note payable in connection with the Term Loan. The common stock warrant is not subject to remeasurement at each subsequent balance sheet date due to its classification as an equity instrument as it is considered indexed to the Company’s stock. The Term Loan warrant expires in April 2033.
The Company determined the fair value of the Term Loan common stock warrant at issuance using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend rate	—%
Risk-free interest rate	3.60%
Expected volatility	52%
Expected term (in years)	5
All of the Term Loan Warrants had been exercised during the year ended December 31, 2024. No Term Loan Warrants had been exercised during the year ended December 31, 2023.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	3,712
Measurement period adjustments	(411)
Settlement	(206)
Balance as of December 31, 2024	$4,076
The fair value of the cash portion of the Contingent Holdback Consideration was estimated based upon the holdback period of 15 months, and discounted using the risk-free interest rate based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the 15-month holdback period. The fair value of the equity portion of the Contingent Holdback Consideration was estimated based upon the value of the Company’s Class A Common Stock price. The fair value of the Contingent Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3. For the year ended December 31, 2024, the Company recognized a loss of $3.7 million related to the Contingent Holdback Consideration.
The fair value of the Contingent Holdback Consideration has been estimated as of the Closing Date and December 31, 2024, under the following assumptions:

	January 3, 2024	December 31, 2024
Risk-free interest rate	4.6%	4.0%
Holdback period	1.25 years	0.25 years
Contingent Earnout Consideration
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Acquisition of Amelia	66,269
Change in the fair value of liability*	218,953
Balance as of December 31, 2024	$286,898
*The Company's year-end stock price increase resulted in an increase in its fair value of contingent acquisition liabilities where future Contingent Earnout Consideration is marked-to-market on a quarterly basis, significantly impacting net loss and net loss per share during the year ended December 31, 2024. The fluctuation is non-operating and non-cash in nature.
For the year ended December 31, 2024, the Company recognized a loss of $219.0 million related to the contingent earnout consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from SYNQ3 Acquisition has been estimated as of the Closing Date and December 31, 2024, with the following assumptions for the unobservable inputs:

	January 3, 2024	December 31, 2024
Discount rate	12.6%	12.9%
Expected stock price volatility	115.3%	130.0%
Risk-free interest rate	4.2%	4.2%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.50 - 1.50 years
The fair value of the Contingent Amelia Earnout Consideration acquired from Amelia Acquisition has been estimated as of the Closing Date and December 31, 2024, with the following assumptions for the unobservable inputs:

	August 6, 2024	December 31, 2024
Metric specific discount rate	8.0%	9.5%
Earnout payment discount rate	3.8%	4.2%
Expected stock price volatility	73.0%	68.0%
Expected metric volatility	11.0%	12.0%
Risk-free interest rate for target revenue	4.0%	4.2%
Risk-free interest rate for stock price	3.8%	4.2%
Expected dividend yield	—%	—%
Expected life	1.4 - 2.4 years	1.0 - 2.0 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the years ended December 31, 2024 and 2023.
NOTE 13. PREFERRED STOCK
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of December 31, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
Liquidation Preference
The Liquidation Preference per share of Preferred Stock was initially equal to $30.00, the original issue price per share. On January 1, 2024, the Company's Series A Preferred Stock holders received their latest dividends paid-in-kind as an increase in Liquidation Preference, thereby increasing the Liquidation Preference per share to approximately $34.13.
Redemption

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Series A Preferred Stock is not mandatorily redeemable.
Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. During the year ended December 31, 2024, the condition of automatic conversion was met and all the remaining Series A Preferred Stock were automatically converted.
During the year ended December 31, 2024, 475,005 shares of preferred stock were converted into 16,624,215 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.
During the year ended December 31, 2023, some Investors optionally converted 353,338 shares of preferred stock into 11,375,090 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion.
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
NOTE 14. COMMON STOCK
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
holding our Class B Common Stock could gain significant voting control as other holders of Class B Common Stock sell or otherwise convert their shares into Class A Common Stock.
During the years ended December 31, 2024 and December 31, 2023, certain holders of Class B Common Stock optionally converted 4,950,000.00 and 2,250,000.00 shares, respectively, of Class B Common Stock into the same number of shares of Class A Common Stock.
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
The Company recorded losses on changes in the fair value of the derivative liability associated with the ELOC Program of $1.9 million and $1.1 million respectively, for the years ended December 31, 2023 and 2022 as other income (expense), net on its consolidated statements of operations and comprehensive loss. The Company incurred third-party costs of $0.2 million related to the execution of the Common Stock Purchase Agreement which were recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
During the year ended December 31, 2023, the Company sold the entirety of the 25,000,000 shares for aggregate proceeds of approximately $71.7 million, with the volume weighted average stock price of shares purchased by the Counterparty ranging from $1.75 to $4.26 per share.
Sales Agreement
On July 28, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company was able to offer and sell up to $150.0 million of shares of our Class A Common Stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A Common Stock under the Sales Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Agents were entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount of $75 thousand in the aggregate in connection with the execution of the Sales Agreement.
During the year ended December 31, 2024, the Company sold 37,907,219 shares of our Class A common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of Class A common stock was $133.8 million.
During the year ended December 31, 2023, the Company sold 5,805,995 shares of our common stock under the Sales Agreement, at a weighted-average price of $2.19 per share and raised $12.7 million of gross proceeds. The commissions and offering costs borne by the Company during the year were approximately $0.3 million.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Distribution Agreement
On April 9, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc., Barclays Capital Inc., Wedbush Securities Inc., Northland Securities, Inc. and Ladenburg Thalmann & Co. Inc. (the “Managers”) with respect to an at-the-market equity program under which the Company was able to offer and sell up to $150.0 million of shares of its Class A Common Stock from time to time through the Managers. Sales of Class A Common Stock under the Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Managers were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.
During the year ended December 31, 2024, the Company sold a total of 31,694,198 shares of our Class A common stock under the Equity Distribution Agreement, at a weighted-average price of $4.73 per share and raised $150.0 million of gross proceeds. After deducting approximately $3.7 million of commissions and offering costs incurred by the Company, the net proceeds from sales of Class A common stock was $146.2 million during the year ended December 31, 2024. As of December 31, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Equity Distribution Agreement.
Execute Equity Distribution Agreement
On November 12, 2024, the Company entered into an Execute Equity Distribution Agreement (the “Execute Equity Distribution Agreement”) with Barclays Capital Inc., Piper Sandler & Co., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, and Joseph Gunnar & Co., LLC, (each, an “Agent,” and, collectively, the “Agents”) with respect to an at-the-market equity program under which the Company was able to offer and sell up to $120.0 million of shares of its Class A Common Stock from time to time through the Agents. Sales of Class A Common Stock under the Execute Equity Distribution Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Agents were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.
During the year ended December 31, 2024, the Company sold a total of 16,224,989 shares of our Class A common stock under the Execute Equity Distribution Agreement, at a weighted-average price of $7.40 per share and raised $120.0 million of gross proceeds. After deducting approximately $3.0 million of commissions and offering costs incurred by the Company, the net proceeds from sales of Class A common stock was $117.0 million during the year ended December 31, 2024. As of December 31, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Execute Equity Distribution Agreement.
NOTE 15. STOCK INCENTIVE PLANS
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”), effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“the Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of December 31, 2024, the Company had 417,633 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company adopted the 2022 Employee Stock Purchase Plan (the "ESPP") effective April 26, 2022, An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of December 31, 2024, 936,368 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”, collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of December 31, 2024, 0 shares were issued under the 2024 Inducement Plan.
Stock Options Activity
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
Stock option activity under the Plans was as follows for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2021	30,361,405	$3.45	6.24	$168,705
Granted	391,619	6.17
Exercised	(3,595,706)	1.16		22,534
Forfeited or cancelled	(1,736,893)	4.63
Outstanding, December 31, 2022	25,420,425	$3.74	6.32	$1,448
Exercised	(3,585,829)	2.37		5,207
Forfeited or cancelled	(4,993,229)	5.24
Outstanding, December 31, 2023	16,841,367	3.59	4.77	1,392
Exercised	(9,806,309)	2.91		$72,806
Forfeited or cancelled	(1,109,147)	4.76
Outstanding, December 31, 2024	5,925,911	$4.44	5.08	$91,268
Exercisable, December 31, 2024	5,454,004	4.16	4.92	85,529
Options exercised early are subject to the vesting provisions mentioned above, and any unvested shares are subject to repurchase at the original price upon termination of employment, death, or disability. There were no option exercises during the years ended December 31, 2024, 2023 and 2022 that were subject to repurchase.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted average grant date fair value per option granted was $3.11 during the year ended December 31, 2022. There were no options granted during the years ended December 31, 2024 and 2023. The total fair value of options vested was approximately $3.0 million, $4.5 million and $9.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded stock-based compensation expense related to options of $3.0 million, $4.0 million and $8.7 million for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $1.4 million, which we expect to recognize over a weighted-average period of 0.68 years.
For the purpose of determining the estimated fair value of share-based payment awards issued in the form of stock options, the Company uses the Black-Scholes option-pricing model. The assumptions under the Black-Scholes option-pricing model during the year ended December 31, 2022 were as follows for option awards:

2022
Dividend yield	0%
Expected volatility	51%
Expected term (years)	5.88
Risk free interest rate	2.58%
Restricted Stock Units Activity
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of December 31, 2024, performance level of 2024 revenue amount was not met and performance levels of 2025 and 2026 were probable of being met.
The Company also granted 1,952,000 RSUs that vest over a four-year requisite service period to SYNQ3 employees during the year ended December 31, 2024. Additionally, the Company granted 10,622,133 RSUs to other employees of the Company during the year ended December 31, 2024. As a result, the Company granted total of 14,009,111 RSUs during the year ended December 31, 2024.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The activity for unvested Restricted Stock Units under the Plans was as follows for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	16,716,383	4.14
Granted	11,158,301	2.38
Vested	(7,678,184)	3.32
Forfeited	(3,852,909)	3.90
Unvested, December 31, 2023	16,343,591	3.39
Granted	14,009,111	4.14
Vested	(7,322,556)	3.44
Forfeited	(1,239,891)	3.15
Unvested, December 31, 2024	21,790,255	3.87
The Company recorded stock-based compensation expense of $1.1 million, $1.3 million and $0.4 million related to Performance-Based RSUs during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $8.6 million. There were 1,376,234 Performance-Based RSUs granted during the year ended December 31, 2024.
The Company recorded $0.6 million, $1.5 million and $1.1 million in stock-based compensation expense related to Market-Based RSUs during the year ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to the unvested Market-Based RSUs was approximately $10.7 thousand.
To derive the fair value of Market-Based RSUs, the Company applies a Monte Carlo simulation to determine the grant date fair value. The assumptions under the Monte Carlo simulation model and the calculated fair value of the Market-Based RSUs granted to employees during the year ended December 31, 2022 were as follows. The Company did not grant Market-Based RSUs during the years ended December 31, 2024 and 2023.

Year Ended
December 31, 2022
Expected volatility	52%
Expected term (years)	4
Drift rate	2.9%
During the years ended December 31, 2024, 2023 and 2022, the fair value of RSUs that vested was $24.1 million, $25.5 million, and $12.0 million. During the years ended December 31, 2024, 2023, and 2022, the Company recorded $27.2 million, $20.4 million, and $19.0 million of stock-based compensation related to RSUs. As of December 31, 2024, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $$67.6 million.
The total unrecognized stock-based compensation related to unvested RSUs is $76.2 million and this will vest over a weighted average period of 2.29 years.
Restricted Stock Awards Activity

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the SYNQ3 Acquisition, a total of 2,033,156 unvested restricted Class A Common Stock shares ("RSAs") were issued, 25% of which are subject to service conditions that vest at the end of each of the upcoming three fiscal years in 3 tranches, and 75% of which is subject to both service and performance-based vesting conditions in three tranches.
The performance level for each of the fiscal years 2024, 2025 and 2026 is based on tiered annual revenue targets, subject to a floor of $9.0 million, $21.0 million and $30.0 million, respectively, with vesting ranging from 50% to 100% of the RSAs granted depending on the level of achievement of the specified revenue target in each year.
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of December 31, 2024, the performance level of the 2024 revenue amount was not met and performance levels of 2025 and 2026 were probable of being met.
The activity for unvested Restricted Stock Awards was as follows for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	—	—
Granted	2,033,156	1.98
Vested	(169,430)	1.98
Forfeited	—
Unvested, December 31, 2024	1,863,726	1.98
The Company recorded stock-based compensation expense of $0.8 million related to RSAs during the year ended December 31, 2024.
As of December 31, 2024, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.7 million and $2.5 million, respectively, over a weighted average period of 1.76 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
ESPP Activity
For the purpose of determining the estimated fair value of ESPP shares, the Company uses the Black-Scholes option-pricing model. The assumptions under the Black-Scholes option-pricing model during the years ended December 31, 2024, 2023, and 2022 were as follows for ESPP awards:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Dividend yield	0%	0%	0%
Expected volatility	84%	56%	77%
Expected term (years)	0.50	0.49	0.52
Risk free interest rate	4.40%	5.26%	4.53%
During the years ended December 31, 2024 and 2023, the Company recorded $0.5 million and $0.4 million of stock-based compensation related to its ESPP. There was $0.4 million of unrecognized stock-based compensation expense

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the year ended December 31, 2024, related to the ESPP that is expected to be recognized over an average vesting period of 0.36 years.
Equity Award Modifications
In connection with the Restructuring Plan (as defined in Note 10), the Company entered into severance arrangements with 166 affected employees. Pursuant to these arrangements, these employees received acceleration of vesting of RSUs and extensions of the post-termination exercise period of stock option awards. All award modifications related to restructuring activities were expensed in the year ended December 31, 2023. The total incremental compensation cost resulting from these modifications is $3.2 million. There were no significant modifications during the years ended December 31, 2024 and 2022.
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
Stock-based compensation is classified in the following expense accounts on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$458	$412	$99
Sales and marketing	4,818	3,601	2,794
Research and development	16,203	11,992	13,986
General and administrative	11,666	8,784	11,913
Restructuring costs	—	3,142	—
Total	$33,145	$27,931	$28,792

NOTE 16. LEASES
The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2030. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values. The Company also enters into certain finance leases for computer equipment. The finance leases are collateralized by the financed assets.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Aggregate non-cancelable future minimum lease payments under operating and finance leases were as follows as of December 31, 2024 (in thousands):

	Operating Lease	Finance Lease
Year Ending December 31:
2025	$2,152	$56
2026	996	18
2027	483	—
2028	444	—
2029	444	—
Thereafter	302	—
Total	4,821	74
Less: imputed interest	(520)	(7)
Present value of lease liabilities	4,301	67
Less: current portion	(1,898)	(49)
Lease liabilities, net of current portion	$2,403	$18

The components of lease cost were as follows during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$2,628	$3,177	$3,423
Short-term lease cost	$972	$1,298	$466

Finance lease cost:
Amortization of finance leased assets	$134	$161	$995
Interest on lease liabilities	$11	$23	$79
The table below presents additional information related to our leases as of December 31, 2024:

	Operating Lease	Finance Lease
Weighted average remaining lease term (years)	3.60	1.22
Weighted average discount rate	8.41%	12.74%
The Company’s rent expense totaled approximately $4.5 million, $5.3 million and $3.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Other income (expense), net:
Interest income	$8,370	$2,866	$390
Change in fair value of derivative and warrant liability	—	—	(606)
Loss on change in fair value of ELOC program	—	(1,901)	(1,075)
Gain on bargain purchase	1,223	—	—
Other income (expense), net	(371)	190	32
Total other income (expense), net	$9,222	$1,155	$(1,259)
NOTE 18. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss (in thousands)	$(350,681)	$(88,937)	$(116,713)
Cumulative dividends attributable to Series A Preferred Stock	(416)	(2,774)	—
Net loss attributable to SoundHound common shareholders (in thousands)	(351,097)	(91,711)	(116,713)
Denominator:
Weighted average shares outstanding – basic and dilutive	338,462,574	229,264,904	157,317,695
Basic and diluted net loss per share	$(1.04)	$(0.40)	$(0.74)
For the years ended December 31, 2024, 2023 and 2022, the diluted net loss per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Stock-based awards	24,918,197	33,484,074	42,613,444
Common stock warrants	3,663,955	6,967,532	3,665,996
Series A Preferred Stock	—	16,226,645	—
Unvested restricted share awards	338,859	—	—
Total	28,921,011	56,678,251	46,279,440

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table above does not include: (i) 4,342,570, zero, and zero shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 18,257,365. zero and zero shares of contingently issuable earnout shares, respectively; outstanding as of December 31, 2024, 2023 and 2022, as these awards are subject to performance conditions that were not met as of those dates. The table also excludes 274,191, zero, and zero shares associated with the Contingent Holdback Consideration in connection with the SYNQ3 Acquisition, respectively, as these shares are subject to contingencies that were not met as of December 31, 2024, 2023 and 2022.
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

NOTE 19. INCOME TAXES
The following is a geographical breakdown of income (loss) before income taxes:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(363,347)	$(86,724)	$(116,964)
Foreign	3,419	1,701	3,140
	$(359,928)	$(85,023)	$(113,824)
The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$—	$—	$—
State	2	3	7
Foreign	2,934	3,881	755
Total current provision	$2,936	$3,884	$762
Deferred provision:
Federal	$(10,492)	$—	$—
State	(1,701)	—	—
Foreign	10	30	2,127
Total deferred provision	$(12,183)	$30	$2,127
Total provision (benefit) for income taxes	$(9,247)	$3,914	$2,889
Effective income tax expense rate	2.6%	(4.6)%	(2.5)%

The Company has incurred net pre-tax losses in the United States only for all periods presented. The Company recorded an income tax expense (benefit) of $(9.2) million, $3.9 million, and $2.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The 2024 tax benefit relates to tax benefits from acquisitions, partially offset by withholding tax paid for sales to customers in foreign jurisdictions and income tax related to foreign subsidiaries. The 2023 and 2022 tax expense relates to withholding tax paid for sales to customers in foreign jurisdictions and income tax related to foreign subsidiaries.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory rate to our income before income taxes as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Tax provision at statutory rate	$(75,585)	$(17,855)	$(23,903)
State income tax rate	2	3	7
Benefits from acquisition	(12,189)	—	—
Foreign withholding and income tax	2,561	3,689	2,298
Foreign rate differential	(338)	(136)	(115)
Research and development credits	(4,888)	(2,105)	(1,731)
Change in valuation allowance	39,083	18,604	24,272
Stock based compensation	(15,224)	2,899	1,540
Permanent book tax differences*	1,180	246	751
Sec. 162(m) disallowance*	9,457	270	—
Change in fair value of contingent acquisition liabilities	46,761	—	—
Other deferred adjustments	(67)	(1,701)	—
Other	—	—	(230)
	$(9,247)	$3,914	$2,889
 *The 2023 amounts have been conformed to the 2024 presentation.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$127,680	$89,880
Research and development credits	23,934	17,825
Property and equipment*	1,936	223
Deferred revenue	5,260	767
Intangible assets*	—	4
Interest expense	5,484	—
Stock-based compensation	2,704	2,246
Operating lease liabilities	1,014	1,333
Section 174 research and development capitalization	40,648	21,186
Accruals and reserves	2,780	588
Other	2	—
Total deferred tax assets	211,442	134,052
Valuation allowance	(170,219)	(132,873)
Total deferred tax assets, net	41,223	1,179
Deferred tax liabilities:
Right-of-use assets	(1,017)	(1,168)
Intangible assets	(40,202)	—
Total deferred tax liabilities	(41,219)	(1,168)
Net deferred tax assets	$4	$11
*The 2023 amounts have been conformed to the 2024 presentation.
Based on available objective evidence, management believes it is more-likely-than-not that the domestic federal and state deferred tax assets; and excess Canadian SR&ED tax credits will not be fully realized due to the Company’s cumulative losses arising in the United States, and its inability to utilize excess tax credits in Canada. Accordingly, the Company has recorded a valuation allowance on deferred tax assets in excess of deferred tax liabilities against its federal and state deferred tax assets and excess Canadian SR&ED tax credits as of December 31, 2024, and 2023. The valuation allowance increased by $37.3 million from the year ended December 31, 2023 to December 31, 2024.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2024 because it intends to indefinitely reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will not be material.
As of December 31, 2024, the Company had net operating loss carryforwards of $548.4 million of U.S. federal and $208.1 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $403.3 million federal net operating loss carryforwards and $11.0 million state net operating loss carryforwards, which can be carried forward indefinitely.
The Company had federal and state research and development credit carryforwards of $21.4 million and $13.3 million, respectively, as of December 31, 2024. The federal credits will expire starting in 2029 if not utilized. The state credits can be carried forward indefinitely. The Company also had Canadian SR&ED tax credits of $1.6 million, which will expire starting in 2038 if not utilized.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. The Company’s net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2024, the tax years 2005 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.
Changes in gross unrecognized tax benefits during the periods presented were as follows (in thousands):

Balance as of December 31, 2021	$5,068
Increase for tax positions of prior years	—
Increase for tax positions of current year	1,062
Balance as of December 31, 2022	$6,130
Increase for tax positions of prior years	370
Increase for tax positions of current year	1,095
Balance as of December 31, 2023	7,595
Increase for tax positions of prior years	877
Decrease for tax positions of prior years	(4)
Increase for tax positions of current year	2,784
Balance as of December 31, 2024	$11,252

$0.9 million of the unrecognized tax benefits, if recognized, would affect the effective tax rate. $10.4 million of the unrecognized tax benefits, if recognized, would not affect the effective tax rate and would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. As of December 31, 2024, the Company has accrued $0.2 million interest and penalties related to unrecognized tax benefits. The Company does not anticipate any significant change in the Company’s uncertain tax positions within 12 months of this date.
NOTE 20. RELATED PARTY TRANSACTIONS
The Company entered into revenue contracts to perform professional services for certain companies who are also investors in the Company. As of June 30, 2022, these entities are no longer related parties. Below we provide our disclosures for transactions with the companies through June 30, 2022.
During the year ended December 31, 2022, we recognized revenue from the companies of $5.2 million.
On January 20, 2023, our Chief Financial Officer and one of our directors each entered into Purchase Agreements, purchasing 3,334 shares of Series A Preferred Stock each for a total purchase price of $100,000 each.
NOTE 21. SEGMENT INFORMATION
The Company organized its operations into a single reportable segment, managed on a consolidated basis. The Company has determined that the Chief Executive Officer is its chief operating decision maker ("CODM"). The CODM assesses performance for the segment and decides how to allocate resources based on net loss that also is reported on the income statement as consolidated net loss. The CODM compares net loss from budget to actual result to assess segment performance and adjust resource allocations as necessary.
In accordance with the adoption of ASU 2023-07 in 2024, the Company determined to disclose personnel costs which requires retrospective application to all prior periods presented in the financial statements. The personnel-related costs

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
are the significant segment expenses included in the net loss that are regularly provided to the CODM. Personnel-related costs were $114.1 million, $73.1 million and $94.3 million, respectively, and represented 60.5%, 66.5% and 68.9%, respectively, of total operating expenses during the years ended December 31, 2024, 2023, and 2022.
NOTE 22. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the period ended September 30, 2023, the Company identified immaterial prior period errors related to the following: 1) accounting for the ELOC as a derivative instrument; 2) classification of Lender Fees and allocation of the warrants in connection with the Term Loan; and 3) the incorrect recording of in-kind dividends associated with the Company’s Series A Preferred Stock. The identified errors were included in the Company's previously issued annual consolidated financial statements as of and for the year ended December 31, 2022.
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
The Company revised the previously issued consolidated statements of operations and comprehensive loss and consolidated statements of cash flows, and consolidated statements of redeemable convertible preferred stock and stockholders’ deficit tables as of and for the year ended December 31, 2022 to correct for such errors. All relevant prior period amounts affected by these revisions have been corrected in the notes in this Form 10-K.
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

NOTE 23. SUBSEQUENT EVENTS
On January 24, 2025, the Company entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. with respect to an at-the-market equity program under which the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock. In January and February 2025, the Company sold 4,248,900 shares of our common stock under the Second Equity Distribution Agreement, at an average price of $15.94 per share and raised $67.7 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $1.4 million. Following this issuance, the Company has a remaining capacity to sell up to an additional $182.3 million of the Company's common stock under the Second Equity Distribution Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company, including the SYNQ3 and Amelia entities which were acquired during 2024, not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses as of December 31, 2024:
•The Company did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex financing transactions and acquisitions.
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

The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, immaterial errors related to SYNQ3 and Amelia acquisitions during the year ended December 31, 2024 and immaterial errors in various accounts during the interim and annual periods during 2023 and 2024. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
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
As it specifically relates to the fourth quarter of 2024, the following actions were taken:
•Hired additional personnel with expertise in risk assessment and internal controls.
•Initiated the implementation of technological enhancements including the consolidation of disparate ERP systems.
•Elevated internal compliance processes.
The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.
Changes in Internal Control over Financial Reporting

As noted above, there were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarterly period ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on November 27, 2024 (with the first trade under the new plan not to be made prior to March 1, 2025). The trading plan will be effective until June 15, 2025 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock and up to 737,500 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.

•Eric Ball, Director, adopted a new trading plan on December 20, 2024 (with the first trade under the new plan not to be made prior to March 21, 2025). The trading plan will be effective until December 31, 2025 and provides for the sale of up to 150,000 shares of Class A common stock, provided that certain conditions are met.

•Nitesh Sharan, Chief Financial Officer, adopted a new trading plan on December 13, 2024 (with the first trade under the new plan not to be made prior to March 14, 2025). The trading plan will be effective until December 31, 2025 and provides for the sale of up to 120,000 shares of Class A common stock issuable upon exercise of outstanding options and up to 121,506 shares of Class A common stock, provided that certain conditions are met.

•Timothy Stonehocker, Chief Technology Officer, adopted a new trading plan on December 23, 2024 (with the first trade under the new plan not to be made prior to March 24, 2025). The trading plan will be effective until February 15, 2026 and provides for the sale of up to 395,737 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.

•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on November 27, 2024 (with the first trade under the new plan not to be made prior to April 1, 2025). The trading plan will be effective until June 30, 2025 and provides for the sale of up to 200,000 shares of Mr. Hom's 1,812,588 shares of Class B common stock, up to 3,815 shares of Class A common stock, and up to 29,534 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
The information required by Part III is omitted from this Annual Report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2025 Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.
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
3. Exhibits: See Item 15(b) of this Form 10-K below.
(b) Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated December 6, 2023, by and among SoundHound AI, Inc., Black Knights Merger Sub I, Inc., a Delaware corporation, Black Knight Merger Sub II, LLC, a Delaware limited liability company and Synq3, Inc.	8-K	2.1	12/07/23
2.2	Firehorse Merger Sub, LLC Stock Purchase Agreement	8-K	2.1	08/06/24
2.3	Amelia Holding II, LLC Credit Agreement	8-K	10.1	08/06/24
3.1	Second Amended and Restated Certificate of Incorporation of SoundHound AI, Inc.	8-K	3.1	05/02/22
3.2	Amended and Restated Bylaws of SoundHound AI, Inc.	8-K	3.2	05/02/22
3.3	SoundHound AI, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	3.1	01/24/23
4.1	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.2	Form of Specimen Class A Common Stock Certificate.	S-1	4.2	05/16/22
4.3	Form of Specimen Warrant Certificate.	S-1	4.3	05/16/22
4.4	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.5	Form of Class A Common Stock Purchase Warrant	10-Q	4.1	05/12/23
4.6	Description of Securities	10-K	4.5	03/28/23
10.1#	SoundHound AI, Inc. 2022 Incentive Award Plan.	Proxy Statement	Annex D	04/08/22
10.2#	SoundHound AI, Inc. 2022 Employee Stock Purchase Plan.	Proxy Statement	Annex E	04/08/22
10.3#	Form of Restricted Stock Unit Agreement.	8-K	10.8	05/02/22
10.4#	Form of Stock Option Award Agreement.	8-K	10.9	05/02/22
10.5	Form of Indemnity Agreement.	8-K	10.10	05/02/22
10.6#	Employment Agreement with Keyvan Mohajer, Chief Executive Officer, dated June 2, 2022.	8-K	10.1	06/08/22
10.7#	Employment Agreement with Nitesh Sharan, Chief Financial Officer, dated June 2, 2022.	8-K	10.2	06/08/22
10.8#	Employment Agreement with Timothy Stonehocker, Chief Technology Officer, dated June 2, 2022.	8-K	10.3	06/08/22
10.9#	Non-Employee Director Compensation Policy.	8-K	10.4	06/08/22
10.10	Form of Controlled Equity Offering Sales Agreement	S-3	10.1	07/24/23
10.11#	SoundHound AI, Inc. 2024 Employment Inducement Incentive Award Plan	S-8	4.1	11/04/24

10.12#	Form of Restricted Stock Unit Agreement.	S-8	4.2	11/04/24
10.13#	Form of Stock Option Award Agreement.	S-8	4.3	11/04/24
10.14	Form of Equity Distribution Agreement, dated April 9, 2024	8-K	1.1	04/09/24
10.15	Form of Equity Distribution Agreement, dated November 8, 2024	8-K	1.1	11/08/24
10.16	Form of Equity Distribution Agreement, dated January 27, 2025	S-3	10.1	01/27/25
19.1	Insider Trading Policy	10-K	19.1	03/01/24
21.1*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers
23.2*	Consent of Armanino LLP
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SoundHound AI, Inc.

Date: March 11, 2025	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Dr. Keyvan Mohajer	Chief Executive Officer and Director	March 11, 2025
Dr. Keyvan Mohajer	(Principal Executive Officer)

/s/ Nitesh Sharan	Chief Financial Officer	March 11, 2025
Nitesh Sharan	(Principal Financial and Accounting Officer)

/s/ James Hom	Director	March 11, 2025
James Hom

/s/ Dr. Eric Ball	Director	March 11, 2025
Dr. Eric Ball

/s/ Larry Marcus	Director	March 11, 2025
Larry Marcus

/s/ Diana Sroka	Director	March 11, 2025
Diana Sroka