Form 10-Q
period 2025-03-31
SOUNDHOUND AI, INC.
filed 2025-05-12
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 8, 2025, there were 369,198,933 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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
•investigations, claims, disputes, enforcement actions, litigation patent infringements and/or other regulatory or legal proceedings, including with respect to our AI technology;
•risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 11, 2025.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245,809	$198,240
Accounts receivable, net of allowances of $1,538 and $726 as of March 31, 2025 and December 31, 2024, respectively	20,177	23,159
Contract assets and unbilled receivable, net	21,419	26,645
Other current assets	7,646	7,476
Total current assets	295,051	255,520
Restricted cash equivalents, non-current	676	676
Right-of-use assets	5,059	4,692
Property and equipment, net	1,053	1,239
Goodwill	101,210	101,704
Intangible assets, net	167,446	174,943
Deferred tax asset	5	4
Contract assets and unbilled receivable, non-current, net	12,270	12,879
Other non-current assets	4,766	2,296
Total assets	$587,536	$553,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,720	$5,559
Accrued liabilities	18,076	26,291
Operating lease liabilities	2,064	1,898
Finance lease liabilities	40	49
Income tax liability	2,264	2,750
Deferred revenue	26,888	23,876
Other current liabilities	3,978	7,319
Total current liabilities	60,030	67,742
Operating lease liabilities, net of current portion	2,526	2,403
Deferred revenue, net of current portion	7,517	6,862
Contingent acquisition liabilities (Note 16)	113,147	286,898
Income tax liability, net of current portion	3,115	3,075
Other non-current liabilities	4,208	4,320
Total liabilities	190,543	371,300
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, aggregate liquidation preference of $— and $— as of March 31, 2025 and December 31, 2024, respectively	—	—
Class A Common Stock, $0.0001 par value; 455,000,000 shares authorized; 368,869,290 and 361,096,457 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	36	35
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,535,408 and 32,535,408 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	1,209,871	1,125,470
Accumulated deficit	(813,128)	(943,060)
Accumulated other comprehensive income	211	205
Total stockholders’ equity	396,993	182,653
Total liabilities and stockholders’ equity	$587,536	$553,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$29,129	$11,594
Operating expenses:
Cost of revenues	18,511	4,669
Sales and marketing	12,007	5,542
Research and development	24,756	14,878
General and administrative	18,407	10,267
Change in fair value of contingent acquisition liabilities	(176,100)	4,162
Amortization of intangible assets	3,451	605
Total operating expenses	(98,968)	40,123
Income (loss) from operations	128,097	(28,529)

Other expense, net:
Interest expense	(235)	(5,664)
Other income, net	2,889	1,479
Total other income (expense), net	2,654	(4,185)
Income (loss) before provision for income taxes	130,751	(32,714)
Provision for income taxes	819	295
Net income (loss)	$129,932	$(33,009)
Earnings attributable to participating Class A Common Shares	(705)	—
Cumulative dividends attributable to Series A Preferred Stock	—	(343)
Net income (loss) attributable to SoundHound common shareholders	$129,227	$(33,352)

Other comprehensive income:
Unrealized gains on investments	6	36
Comprehensive income (loss)	$129,938	$(32,973)

Net income (loss) per share:
Basic	$0.33	$(0.12)
Diluted	$0.31	$(0.12)

Weighted-average common shares outstanding:
Basic	393,893,313	286,596,559
Diluted	414,156,455	286,596,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended March 31, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$(943,060)	$205	$182,653
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	4,248,900	1	—	—	66,282	—	—	66,283
Issuance of Class A common stock for equity incentive awards	—	—	3,522,823	—	—	—	666	—	—	666
Issuance of Class A common stock in connection with the exercise of warrants	—	—	1,110	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	17,440	—	—	17,440
Net income	—	—	—	—	—	—	—	129,932	—	129,932
Other comprehensive income	—	—	—	—	—	—	—	—	6	6
Balances as of March 31, 2025	—	$—	368,869,290	$36	32,535,408	$3	$1,209,871	$(813,128)	$211	$396,993

Three Months Ended March 31, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of December 31, 2023	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$(592,379)	$199	$28,168
Issuance of Class A common stock under the Sales Agreement	—	—	37,907,219	4	—	—	133,835	—	—	133,839
Issuance of Class A common stock and deferred equity consideration upon acquisition of SYNQ3	—	—	5,755,910	1	—	—	10,294	—	—	10,295
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards	—	—	5,092,348	—	—	—	9,171	—	—	9,171
Issuance of Class A common stock upon conversion of Class B common shares	—	—	4,750,000	1	(4,750,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(404,764)	(12,090)	14,070,854	1	—	—	12,089	—	—	—
Issuance of Class A common stock in connection with the cashless exercise of warrants	—	—	2,269,982	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,979	—	—	6,979
Net loss	—	—	—	—	—	—	—	(33,009)	—	(33,009)
Other comprehensive income	—	—	—	—	—	—	—	—	36	36
Balances as of March 31, 2024	70,241	$2,097	288,822,818	$29	32,735,408	$3	$778,503	$(625,388)	$235	$155,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net income (loss)	$129,932	$(33,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,755	1,470
Stock-based compensation	17,440	6,979
Amortization of debt issuance cost	—	1,231
Loss on disposal of property and equipment	31	—
Non-cash lease amortization	664	743
Foreign currency gain/loss from remeasurement	(160)	(55)
Change in fair value of contingent acquisition liabilities	(176,100)	4,162
Change in fair value of derivative	(1,289)	—
Deferred income taxes	(1)	(281)
Other, net	903	45
Changes in operating assets and liabilities:
Accounts receivable, net	2,347	(1,248)
Other current assets	(239)	(533)
Contract assets	5,816	939
Other non-current assets	(1,181)	93
Accounts payable	1,151	905
Accrued liabilities	(8,403)	(673)
Other current liabilities	(581)	—
Operating lease liabilities	(836)	(888)
Deferred revenue	3,667	(1,606)
Other non-current liabilities	(101)	(222)
Net cash used in operating activities	(19,185)	(21,948)

Cash flows used in investing activities:
Purchases of property and equipment	(162)	(99)
Payment related to acquisition, net of cash acquired	—	(3,689)
Net cash used in investing activities	(162)	(3,788)

Cash flows provided by financing activities:
Proceeds from sales of Class A common stock under the Sales Agreement and Second Equity Distribution Agreement	67,707	137,274
Proceeds from exercise of stock options and employee stock purchase plan	666	8,887
Proceeds from warrants exercised	13	—
Payment of financing costs associated with the Sales Agreement and Second Equity Distribution Agreement	(1,355)	(3,435)
Payments on finance leases	(21)	(28)
Net cash provided by financing activities	67,010	142,698
Effects of exchange rate changes on cash	(94)	103
Net change in cash, cash equivalents, and restricted cash equivalents	47,569	117,065
Cash, cash equivalents, and restricted cash equivalents, beginning of period	198,916	109,035
Cash, cash equivalents, and restricted cash equivalents, end of period	$246,485	$226,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$245,809	$211,744
Non-current portion of restricted cash equivalents	676	14,356
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$246,485	$226,100

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$3,539
Cash paid for income taxes	$1,230	$727

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$—	$12,090
Deferred offering costs reclassified to additional paid-in capital	$69	$—
Property and equipment acquired under accrued liabilities	$—	$83
Fair value of Class A common stock and deferred equity consideration issued to acquire SYNQ3	$—	$10,295
Fair value of contingent earnout consideration to acquire SYNQ3	$—	$1,676
Fair value of contingent holdback consideration to acquire SYNQ3	$—	$981
Fair value of deferred cash consideration under SYNQ3 acquisition	$—	$143
Unpaid deferred offering cost	$—	$200

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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows, except for a net income of $129.9 million reported for the three months ended March 31, 2025, primarily due to the change in fair value of acquisition related liabilities. As of March 31, 2025, the Company had an accumulated deficit of $813.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of March 31, 2025 was $245.8 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements to continue financing its operations. Refer to Note 11 for information regarding the Company's equity financing activity. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 11, 2025 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
three months ended March 31, 2025, and 2024, and cash flows for the three months ended March 31, 2025 and 2024 have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the fiscal year ending December 31, 2025 or any future interim period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of Amelia, no significant estimates were changed by management during the three months ended March 31, 2025. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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
As of March 31, 2025, Customer A and B accounted for 20% and 13% of the Company’s accounts receivable balance, respectively. As of December 31, 2024, accounts receivable balances due from Customer A accounted for 23% of the Company’s accounts receivable balance, respectively.
As of March 31, 2025, unbilled receivables from Customer C, D and E accounted for 39%, 29% and 11% of the Company’s unbilled receivables balance, respectively. As of December 31, 2024, unbilled receivables from Customer C and D accounted for 50% and 24% of the Company’s unbilled receivables balance, respectively.
For the three months ended March 31, 2025, there was no customer that accounted for more than 10% of the revenue. For the three months ended March 31, 2024, Customer C and D accounted for 26% and 22% of the revenue, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three months ended March 31, 2025.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

Recent Accounting Pronouncements — Adopted
The Company continually assesses any ASUs or other new accounting pronouncements issued by the FASB to determine their applicability and impact. Where it is determined that a new accounting pronouncement will result in a change to the Company's financial reporting, the Company takes the appropriate steps to ensure that such changes are properly reflected in the consolidated financial statements or notes thereto.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," ("ASU 2023-07") which expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the standard during the year ended December 31, 2024. See Note 17 to our consolidated financial statements included within this report for more information on the increased disclosure for the Company's single reportable segment.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The deferred cash holdback consideration of $0.1 million and the deferred share holdback consideration of 361,145 shares of the Company's Class A Common Stock (collectively the "Deferred Consideration") were not recognized as of the SYNQ3 Acquisition Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.
The contingent cash and share holdback consideration to be issued is variable ("Contingent Holdback Consideration"). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. The Company accounted for the Contingent Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of the Company’s Class A Common Stock. During the year ended December 31, 2024, the Company issued 38,277 shares of the Company’s Class A Common Stock and paid an immaterial amount in cash from the Contingent Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s condensed consolidated statement of operations and comprehensive income (loss). See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

Contingent SYNQ3 Earnout Consideration

The Company also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). The Company accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration. As of March 31, 2025, the 2024 revenue target was not met but the Company assessed the 2025 and 2026 revenue target were probable of being met, and no earnout consideration was issued as of March 31, 2025.

Restricted stock awards

The 2,033,156 restricted shares of the Company's Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 12 to our unaudited condensed consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

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
		$12,705

The Company incurred $2.2 million in acquisition related expenses, of which $0.1 million and $0.2 million were incurred during the three months ended March 31, 2025 and 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The total preliminary purchase consideration includes 3,809,520 shares of the Company's Class A Common Stock issued to the selling shareholders. The Company also issued and deposited 2,149,530 shares of Class A Common Stock otherwise owed to the selling shareholders into an escrow account in order to partially secure the indemnification obligations of the selling shareholders to the Company under the purchase agreement (the “Escrow Consideration”). The fair value of equity issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the Amelia Acquisition Date, which also incorporated a discount for lack of marketability rates caused by the trading restrictions due to the fact that the shares were not registered at issuance and consequently there is a six-month holding period. The Company also paid $8.4 million of cash for seller transaction expenses in connection with the closing of the Amelia Acquisition. The Company agreed to issue up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the "Amelia Contingent Earnout Consideration). The fair value of the preliminary purchase consideration was $98.6 million.

In connection with the Amelia Acquisition, the Company assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”). On December 3, 2024, the Company entered into a letter agreement (the “Amelia Debt Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Amelia Debt Credit Agreement and the Amelia Debt was repaid in full.

Escrow Consideration
The Company accounted for the Escrow Consideration as equity-classified shares issued as part of the consideration transferred. The Company recorded an indemnification asset of $1.4 million under other non-current assets related to assumed sales tax and litigation contingent liabilities that existed prior to the Amelia Acquisition Date and are covered by the Company’s indemnification rights provided by the sellers. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
The Company also agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million. For the three months ended March 31, 2025, the Company recognized a $168.7 million gain related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2025, the Company assessed the 2025 and 2026 revenue targets were probable of being met.

Preliminary purchase price allocation

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The preliminary purchase price allocation was performed as of August 6, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

Preliminary: Aug 6, 2024
Cash paid	$8,420
Equity consideration	15,291
Equity consideration in escrow	8,628
Contingent earnout consideration	66,269
Purchase price	98,608

Assets acquired:
Cash and cash equivalents	1,128
Accounts receivable	8,075
Other current assets	1,822
Contract asset - current	4,090
Property and equipment	348
Right-of-use assets	227
Other assets	1,741
Intangible assets	174,500
Total identified assets acquired	191,931

Liabilities assumed:
Accounts payable	11,112
Accrued liabilities	10,965
Income tax liabilities	582
Short-term portion of Amelia Debt	70,000
Operating lease liability, current	211
Financing lease liability, current	37
Other current liabilities	3,474
Deferred revenue	23,408
Deferred revenue, non-current	4,295
Long-term portion of Amelia Debt	51,511
Deferred tax liabilities	11,820
Operating lease liability, non-current	16
Other liabilities, non-current	34
Income tax liability, net of current portion	1,068
Total liabilities assumed	188,533

Fair value of identifiable net liabilities assumed	$3,398
Goodwill acquired on acquisition	$95,210

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended March 31, 2025, the Company recorded measurement period adjustments to decrease the accrued liabilities by $0.1 million and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, the Company recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the condensed consolidated financial statements as of and for the three months ended March 31, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.

The preliminary purchase price allocation has not been finalized as of March 31, 2025 primarily due to the final assessment of the contingent tax liability assumed. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	7.0	$98,900
Customer relationships	7.0	68,600
Trade names	5.0	7,000
		$174,500

The Company incurred $6.3 million in acquisition related expenses, of which $0.6 million was incurred during the three months ended March 31, 2025 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).

Unaudited pro forma financial information

The financial results of SYNQ3 are included in these unaudited condensed consolidated financial statements from the date of the acquisition. SYNQ3 contributed revenue of $3.0 million, and net loss of $1.6 million to the Company for the three months ended March 31, 2024.

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the business combination was completed on January 1, 2023, the beginning of the comparable prior annual reporting period.

Unaudited
Three Months Ended
March 31, 2024
Revenue	$36,018
Net loss attributable to SoundHound AI, Inc.	$(42,494)

The unaudited pro forma financial information includes the combined historical operating results of the Company and Amelia prior to the acquisition, with adjustments to give effect for the acquisitions and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental transaction costs related to the acquisitions, adjustments to interest expense related to previously outstanding debt held by Amelia, and the related tax effects of pro forma adjustments for the period. These unaudited pro

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. Given the paydown of Amelia Debt occurred in December 2024, which was shortly after the Amelia Acquisition Date, the interest expenses from Amelia Debt were excluded from the unaudited pro forma financial information. The unaudited pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

The Company did not have any material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.
Other Acquisition
On June 14, 2024, the Company completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, the Company acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income, net in the condensed consolidated statements of operations and comprehensive income (loss) during the quarter of the acquisition, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the Company’s purchase price. The Company was able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.

The preliminary purchase price allocation has been finalized as of March 31, 2025.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	3.0	$1,530
Customer relationships	3.0	960
Tradename	3.0	60
		$2,550

The financial results of the acquired entity are included in these unaudited condensed consolidated financial statements from the date of the acquisition, and are immaterial. The Company has not separately presented unaudited pro forma results of operations reflecting the acquisition as the impacts were not material to the condensed consolidated financial statements.

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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates and is based on either input or output measures. During the three months ended March 31, 2025, $3.1 million of professional service revenue was recognized over time, with the remaining $0.2 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the three months ended March 31, 2024, $1.5 million of professional service revenue was recognized over time, and there was no professional service revenue recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2025 and 2024, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Hosted services	$21,954	$8,907
Licensing	3,813	1,093
Professional services	3,253	1,472
Monetization	109	122
Total	$29,129	$11,594
For the three months ended March 31, 2025 and 2024, the disaggregated revenue by geographic location* was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	18,618	3,734
Korea	2,835	3,398
France	950	2,566
Other	6,726	1,896
Total	$29,129	$11,594
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the three months ended March 31, 2025 and 2024, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Over time revenue	$25,705	$10,380
Point-in-time	3,424	1,214
Total	$29,129	$11,594
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2025 and 2024, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Service subscriptions	$24,573	$3,583
Product royalties	4,447	7,889
Monetization	109	122
Total	$29,129	$11,594
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
As of January 1, 2024, accounts receivable, net of allowances, was $4.1 million, contract assets were $28.3 million and deferred revenue was $9.2 million.
The contract asset and unbilled accounts receivable, net as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	Balance Sheet Presentation	March 31, 2025	December 31, 2024
Unbilled account receivables - current	Contract assets and unbilled receivables, net of allowance for credit losses	$10,972	$13,441
Contract assets - current	Contract assets and unbilled receivables, net of allowance for credit losses	10,447	13,204
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	840	922
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	11,430	11,957
The change in the Company's unbilled accounts receivable and contract assets during the current period was primarily the result of customer invoicing and the performance of the Company's contracts, respectively. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $10.3 million for the three months ended March 31, 2025 as compared to $1.9 million for the three months ended March 31, 2024.
As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $71.1 million. Given the applicable contract terms, $41.9 million is expected to be recognized as revenue within one year, $27.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.1 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill including the effect of measurement period adjustments for the three months ended March 31, 2025, was as follows (in thousands):

Balance as of December 31, 2024	$101,704
Measurement period adjustment	$(494)
Balance as of March 31, 2025	$101,210

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of SYNQ3 and Amelia at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary. Refer to Note 3 for further information on the measurement period adjustments of Amelia Acquisition.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		March 31, 2025
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$11,742	$93,898
Customer relationships	3.0 - 7.0	74,360	8,118	66,242
Tradename	2.0 - 5.0	8,470	1,806	6,664
Conversation data	2.5	1,285	643	642
Total		$189,755	$22,309	$167,446

		December 31, 2024
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$7,696	$97,944
Customer relationships	3.0 - 7.0	74,360	5,322	69,038
Tradename	2.0 - 5.0	8,470	1,280	7,190
Conversation data	2.5	1,285	514	771
Total		$189,755	$14,812	$174,943
Amortization expense of intangible assets was $7.5 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. These expenses were recorded as $4.0 million and $0.5 million within cost of revenues for the three months ended March 31, 2025 and 2024, respectively.
Future amortization expense of intangible assets held as of March 31, 2025, is as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Year ending December 31,
2025	$22,837
2026	29,372
2027	26,923
2028	25,398
2029	24,761
Thereafter	$38,155
Total	$167,446
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation expenses	$10,496	$15,850
Accrued vendor payables	6,887	8,141
Accrued litigation liabilities	—	1,750
Other accrued liabilities	693	550
	$18,076	$26,291
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of March 31, 2025 (in thousands):

Remainder of 2025	$10,500
2026	16,000
2027	24,000
2028	24,000
Total	$74,500
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company's assessment may change over time as individual proceedings or claims progress.
SYNQ3 v. TEBO
Prior to the SYNQ3 Acquisition, SYNQ3 filed a litigation against its landlord, TEBO in the United States District Court of Colorado, and TEBO counterclaimed in May 2022. On June 2, 2022, the District Court entered a judgment that was in favor of SYNQ3. TEBO filed the notice of appeal in July, 2023. On June 27, 2024, the Colorado Court of Appeals reversed

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the judgment and remanded the case to the District Court to enter judgment in favor of TEBO on both SYNQ3’s claim and TEBO’s counterclaim and to conduct further proceedings as are necessary to determine the damages, attorney fees and costs, if any, to be awarded to TEBO. On January 15, 2025, the Company entered a Settlement Agreement with TEBO. The Settlement Agreement requires SYNQ3 to pay $1.8 million to TEBO in January 2025 to resolve all matters related to the litigation and dispute. Therefore, the Company paid $1.8 million to TEBO under the Settlement Agreement during the three months ended March 31, 2025, which was offset by the Deferred Consideration and Contingent Holdback Consideration under SYNQ3 Acquisition.
VB Assets, LLC v. SoundHound
On November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as VB Assets, LLC v. SoundHound AI, Inc., Case No. 1:24-cv-1279-MN. In its complaint, VB Assets, LLC alleges the Company is infringing U.S. Patent Nos. 8,073,681, 11,222,626, 8,886,536, 9,269,097, 9,502,025, and 11,087,385. VB Assets, LLC subsequently amended its complaint adding allegations that the Company is also infringing U.S. Patent Nos. 10,755,699, 10,297,249, and 7,818,176. At the appropriate time, the Company will deny all infringement allegations and allege that VB Assets, LLC patents asserted against the Company are invalid and/or unenforceable. The Company intends to vigorously defend itself in all respects. As of March 31, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of March 31, 2025.
Securities Litigation
On March 28, 2025, a class action complaint was filed in the United States District Court for the Northern District of California, captioned Liles v. SoundHound AI, Inc., Case No. 3:25-cv-02915-RFL. The complaint names as defendants the Company, its CEO Keyvan Mohajer, and its CFO Nitesh Sharan. The complaint asserts, among other things, claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks to represent a putative class of shareholders who purchased or otherwise acquired SoundHound securities between May 10, 2024 and March 3, 2025, both dates inclusive. The Company intends to vigorously defend the claims and believes the complaint lacks merit. As of March 31, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of March 31, 2025.
Derivative Actions
On April 8, 2025, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Bishop v. Mohajer, Case No. 3:25-cv-03172-JD. The complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On April 16, 2025, a similar purported shareholder derivative complaint was filed against the same defendants in the same forum, captioned Roy v. Mohajer, Case No. 5:25-cv-03363-NC. That complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. As of March 31, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of March 31, 2025.
Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $2.8 million as of March 31, 2025 and $3.1 million as of December 31, 2024.

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
As of March 31, 2025 and December 31, 2024, there were 3,662,845 and 3,663,955 Public Warrants and Private Warrants issued and outstanding, respectively. During the three months ended March 31, 2025, the Company issued 1,110 shares of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding and raised $12.8 thousand in cash proceeds. There was no exercise during the three months ended March 31, 2024.
NOTE 9. NOTE PAYABLE
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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2024, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through April 14, 2027 (the “Maturity Date”). The effective interest rate was 25.18% for the quarter ended June 30, 2024. The Company incurred and paid $3.5 million in stated interest in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company recorded $1.1 million in interest expense related to the debt discount.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of March 31, 2025 and December 31, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
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
Redemption
The Series A Preferred Stock is not mandatorily redeemable.
Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of Class A Common Stock equal to the Liquidation Preference per share at the time of conversion divided by $1.00 (the “Conversion Price”). In addition, each share of Series A Preferred Stock will automatically convert into shares of Class A Common Stock at the Conversion Price on or after January 20, 2024 if and when the daily volume-weighted average closing price per share of Class A Common Stock is at least 2.5 times the Conversion Price for each of any 90 trading days during any 120 consecutive trading day period, which 120-trading day period may commence (but may not end) prior to January 20, 2024. As of December 31, 2024, the condition of automatic conversion was met and all the remaining Series A Preferred Stock were automatically converted.
During the three months ended March 31, 2024, some Investors optionally converted 404,764 shares of preferred stock into 14,070,854 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion. There was no conversions during the three months ended March 31, 2025.
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
NOTE 11. COMMON STOCK

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
During the three months ended March 31, 2025 and 2024, certain holders of Class B Common Stock optionally converted zero and 4,750,000 shares, respectively, of Class B Common Stock into the same number of shares of Class A Common Stock.
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
During the three months ended March 31, 2024, the Company sold a total of 37,907,219 shares of our Class A common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of Class A common stock was $133.8 million.

Equity Distribution Agreement
On April 9, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc., Barclays Capital Inc., Wedbush Securities Inc., Northland Securities, Inc. and Ladenburg Thalmann & Co. Inc. (the “Managers”) with respect to an at-the-market equity program. Under this program, the Company was able to offer and sell up to $150.0 million of shares of its Class A Common Stock from time to time through the Managers. Sales of Class A Common Stock under the Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Managers were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock. As of December 31, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Equity Distribution Agreement.
Execute Equity Distribution Agreement
On November 12, 2024, the Company entered into an Execute Equity Distribution Agreement (the “Execute Equity Distribution Agreement”) with Barclays Capital Inc., Piper Sandler & Co., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, and Joseph Gunnar & Co., LLC, (each, an “Agent,” and, collectively, the “Agents”) with respect to an at-the-market

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
equity program. Under this program, the Company was able to offer and sell up to $120.0 million of shares of its Class A Common Stock from time to time through the Agents. Sales of Class A Common Stock under the Execute Equity Distribution Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Agents were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock. As of December 31, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Execute Equity Distribution Agreement.
Second Equity Distribution Agreement
On January 24, 2025, the Company entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. (each, an “Sales Manager,” and, collectively, the “Sales Managers”) with respect to an at-the-market equity program. Under this program, the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock. During the three months ended March 31, 2025, the Company sold 4,248,900 shares of our common stock under the Second Equity Distribution Agreement, at an average price of $15.94 per share and raised $67.7 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $1.4 million. As of March 31, 2025, the Company had a remaining capacity to sell up to an additional $182.3 million of the Company's common stock under the Second Equity Distribution Agreement.
NOTE 12. STOCK INCENTIVE PLANS
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan ("the Initial Limit"). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of March 31, 2025, the Company had 1,452,924 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of March 31, 2025, 936,368 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”, collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of March 31, 2025, the Company had 2,416,500 shares remaining for issuance under the 2024 Inducement Plan.
Stock Options
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $0.9 million, which we expect to recognize over a weighted-average period of 0.49 years. There were no options granted during the three months ended March 31, 2025.
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of March 31, 2025, performance level of 2024 revenue amount was not met and performance levels of 2025 and 2026 were probable of being met.
The Company also granted 3,533,500 RSUs that vest over a four-year requisite service period to Amelia employees under 2024 Inducement Plan during the three months ended March 31, 2025. Additionally, the Company granted 1,379,912 RSUs to other employees of the Company during the three months ended March 31, 2025.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $128.9 million.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the unvested Market-Based RSUs was approximately $2.0 thousand. There were no Market-Based RSUs granted during the three months ended March 31, 2025.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $6.2 million. There were 50,000 Performance-Based RSUs granted under 2024 Inducement Plan during the three months ended March 31, 2025.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The total unrecognized stock-based compensation related to unvested RSUs is $135.1 million as of March 31, 2025 and this will vest over a weighted average period of 2.82 years.
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
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of March 31, 2025, the performance level of the 2024 revenue amount was not met and performance levels of 2025 and 2026 were probable of being met.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.6 million and $2.4 million, respectively, over a weighted average period of 1.54 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$143	$152
Sales and marketing	2,909	975
Research and development	8,263	3,548
General and administrative	6,125	2,304
Total	$17,440	$6,979

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13. OTHER INCOME, NET
Other income, net on the condensed consolidated statements of operations is comprised of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Other income, net
Interest income	2,207	1,815
Change in fair value of derivative	1,289	—
Other income (expense), net	(607)	(336)
Total other income, net	$2,889	$1,479

NOTE 14. NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$129,932	$(33,009)
Earnings attributable to participating Class A Common Shares held in escrow in connection with Amelia acquisition	(705)	—
Cumulative dividends attributable to Series A Preferred Stock	—	(343)
Net income (loss) attributable to common shareholders - basic	$129,227	$(33,352)

Net income (loss)	129,932	(33,009)
Change in fair value of dilutive instruments classified as derivatives	(3,126)	—
Cumulative dividends attributable to Series A Preferred Stock	$—	$(343)
Net income (loss) attributable to common shareholders - diluted	$126,806	$(33,352)

Denominator:
Weighted average shares outstanding – basic	393,893,313	286,596,559
Effect of potentially dilutive equivalent shares	20,263,142	0
Weighted average shares outstanding – diluted	414,156,455	286,596,559

Basic net income (loss) per share	$0.33	$(0.12)
Diluted net income (loss) per share	$0.31	$(0.12)
For the three months ended March 31, 2024, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three months ended March 31, 2025 and 2024:

	As of March 31,
	2025	2024
Stock-based awards	—	30,614,247
Series A Preferred Stock	—	2,480,589
Common stock warrants	—	3,665,996
Unvested restricted stock awards	—	2,033,156
Contingently issuable shares	—	1,906,746
Total	—	40,700,734

The table above does not include: (i) 1,729,887 and zero shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 18,257,365 and zero shares of contingently issuable earnout and holdback shares, respectively; outstanding as of March 31, 2025 and 2024, as these awards are subject to performance conditions that were not met as of those dates.

The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such shares to participate in the combined entity’s losses. The weighted average shares outstanding used to calculate basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2025 excludes the 2,149,530 shares and 205,365 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.
NOTE 15. INCOME TAXES
The tax expense (benefit) and the effective tax rate were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Income (loss) before income taxes	130,751	(32,714)
Income tax (benefit) expense	819	295
Effective tax rate	0.63%	(0.90)%

The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes, and foreign tax rate differentials from the U.S. domestic statutory tax rate and tax benefit resulting from an acquisition in 2024.
NOTE 16. FAIR VALUE MEASUREMENTS
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$38,594	$—	$—
Money market funds	161,238	—	—
Other non-current assets
Derivative	$—	$—	$1,399
Total assets	$199,832	$—	$—
Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$1,727
Contingent acquisition liabilities
Contingent earnout consideration	—	—	113,147
Total liabilities	$—	$—	$114,874

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$38,070	$—	$—
Money market funds	131,767	—	—
Other non-current assets
Derivative	$—	$—	$110
Total assets	$169,837	$—	$110
Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$4,076
Contingent acquisition liabilities
Contingent earnout consideration	—	—	286,898
Total liabilities	$—	$—	$290,974

Escrow Consideration

Derivative

The reconciliation of the Company's derivative measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$110
Change in the fair value of derivative	$1,289
Balance as of March 31, 2025	$1,399
The Company accounted for the Escrow Consideration under Amelia acquisition as equity-classified shares issued as part of the consideration transferred. Upon the settlement of any valid indemnification claims against the selling shareholders,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. During the three months ended March 31, 2025, the Company recognized a $1.3 million gain related to the change in fair value of derivative under other income in the condensed consolidated statement of operations and comprehensive income (loss).
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$4,076
Change in the fair value of liability	(2,349)
Measurement period adjustments	—
Balance as of March 31, 2025	$1,727

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	1,570
Balance as of March 31, 2024	$2,551
The fair value of the cash portion of the Contingent Holdback Consideration was estimated based upon the holdback period of 15 months, and discounted using the risk-free interest rate based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the 15-month holdback period. The fair value of the equity portion of the Contingent Holdback Consideration was estimated based upon the value of the Company’s Class A Common Stock price. The fair value of the Contingent Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized a gain of $2.3 million and a loss of $1.6 million, respectively, related to the Contingent Holdback Consideration.
The fair value of the Contingent Holdback Consideration has been estimated as of the Closing Date, March 31, 2024 and March 31, 2025, under the following assumptions:

	January 3, 2024	March 31, 2024	March 31, 2025
Risk-free interest rate	4.6%	4.8%	3.9%
Holdback period	1.25 years	1.00 year	0.00 years
Contingent Earnout Consideration
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$286,898
Change in the fair value of liability	(173,751)
Balance as of March 31, 2025	$113,147

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Change in the fair value of liability	2,592
Balance as of March 31, 2024	$4,268
For the three months ended March 31, 2025 and March 31, 2024, the Company recognized a gain of $173.8 million and a loss of $2.6 million, respectively. related to the contingent earnout consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from SYNQ3 Acquisition has been estimated as of the Closing Date, March 31, 2024 and March 31, 2025, with the following assumptions for the unobservable inputs:

	January 3, 2024	March 31, 2024	March 31, 2025
Discount rate	12.6%	12.4%	13.0%
Expected stock price volatility	115.3%	128.7%	120.0%
Risk-free interest rate	4.2%	4.5%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.4 - 2.3 years	0.38 - 1.25 years
The fair value of the Contingent Amelia Earnout Consideration acquired from Amelia Acquisition has been estimated as of the Closing Date and March 31, 2025, with the following assumptions for the unobservable inputs:

	August 6, 2024	March 31, 2025
Metric specific discount rate	8.0%	7.5%
Earnout payment discount rate	3.8%	3.9%
Expected stock price volatility	73.0%	118.0%
Expected metric volatility	11.0%	13.0%
Risk-free interest rate for target revenue	4.0%	3.9%
Risk-free interest rate for stock price	3.8%	3.9%
Expected dividend yield	0.0%	0.0%
Expected life	1.4 - 2.4 years	0.75 - 1.75 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three months ended March 31, 2025 and 2024.
NOTE 17. SEGMENT INFORMATION
The Company organized its operations into a single reportable segment, managed on a consolidated basis. The Company has determined that the Chief Executive Officer is its chief operating decision maker ("CODM"). The CODM assesses

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
performance for the segment and decides how to allocate resources based on net loss that also is reported on the income statement as consolidated net loss. The CODM compares net loss from budget to actual result to assess segment performance and adjust resource allocations as necessary.
In accordance with the adoption of ASU 2023-07 in 2024, the Company determined to disclose personnel costs which requires retrospective application to all prior periods presented in the financial statements. The personnel-related costs are the significant segment expenses included in the net loss that are regularly provided to the CODM. Personnel-related costs were $45.0 million and $22.7 million, respectively, and represented 64.6% and 65.0%, respectively, of total operating expenses during the three months ended March 31, 2025 and 2024.
NOTE 18. RELATED PARTY TRANSACTIONS
On January 24, 2025, the Company entered into an Equity Distribution Agreement with Guggenheim Securities, LLC and other Sales Managers with respect to an at-the-market equity program. Under this program, the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Refer to Note 11 to the unaudited condensed consolidated financial statements for more information.
The brother of one of our Board of Directors is a Senior Advisor to Guggenheim Securities, LLC and a member of the Guggenheim Securities investment banking team. Our board member did not participate in the Company’s decision to engage Guggenheim Securities, LLC to sell the Company's Class A Common Stock under at-the-market equity program and disclosed the fact that his brother would be involved in the services to be provided by Guggenheim Securities, LLC to the Company in advance of the determination by the Company to engage Guggenheim Securities, LLC. During the three months ended March 31, 2025. the Company paid commissions of $0.3 million to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation as of and for the year ended December 31, 2024 included in our Annual Report on Form 10‑K for 2024 filed with the SEC on March 11, 2025 ("Form 10-K" or the "Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this report and in our Form 10-K, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 196 patents granted and over 112 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
When a product is voice enabled, we see three stages of integration and value propositions. The first stage is to enable the core use case of the product. For example, the product could be a TV, a coffee machine, a car, a wearable device, a robot, a smart speaker, or an appliance, and with your voice you can control the functionality of the device and the product. With a TV, you can ask it to change the channel, increase the volume, rewind by 30 seconds, search for movies and even add personalization by adding a TV show to your favorites. Note that this is different from adding a third-party voice assistant to the product. Our view is that every product needs to have an interface, and voice-AI is a natural and compelling interface that unlocks new use cases and potential. Consider just the simple example of rewinding or fast forwarding by a specific duration. That is a command that can be done with voice in only a few seconds, but it can take many steps to use alternative interfaces such as a remote control or a companion app.
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
“Amelia Software Platform” meaning our AI-based digital resource solution that enables AI in our customers’ services, ranging across multiple industries. This generally includes revenue from hosted services if the customer elects our SaaS offering, or from licensing revenue if the customer requires an on-premise solution. Professional services are also offered and included within professional services revenue. The revenues from Amelia Software Platform are included within Service Subscriptions, and are recognized point in time or over time depending on the arrangement.
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $71.1 million as of March 31, 2025. Given the applicable contract terms, $41.9 million is expected to be recognized as revenue within one year, $27.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.1 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. No interest expense was incurred during the three months ended March 31, 2025 due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.
Other Income, Net
Other income, net consists of the change in fair value related to our derivative liability, interest income and other income (expense).
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

Results of Operations
The following tables set forth the significant components of our results of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues	$29,129	$11,594	$17,535	151%
Operating expenses:
Cost of revenues	18,511	4,669	13,842	296%
Sales and marketing	12,007	5,542	6,465	117%
Research and development	24,756	14,878	9,878	66%
General and administrative	18,407	10,267	8,140	79%
Change in fair value of contingent acquisition liabilities	(176,100)	4,162	(180,262)	(4331)%
Amortization of intangible assets	3,451	605	2,846	470%
Total operating expenses	(98,968)	40,123	(139,091)	(347)%
Income (loss) from operations	128,097	(28,529)	156,626	(549)%
Other expense, net:
Interest expense	(235)	(5,664)	5,429	(96)%
Other income, net	2,889	1,479	1,410	95%
Total other income (expense), net	2,654	(4,185)	6,839	(163)%
Income (loss) before provision for income taxes	130,751	(32,714)	163,465	(500)%
Provision for income taxes	819	295	524	178%
Net income (loss)	$129,932	$(33,009)	$162,941	(494)%
*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	%
Revenues	$29,129	$11,594	151%
Cost of revenues	18,511	4,669	296%
Gross profit	$10,618	$6,925	53%
Gross margin	36%	60%	(23)%

Revenues

The following tables summarize our revenues by type and geographic regions for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Service subscriptions	$24,573	$3,583	$20,990	586%
Product royalties	4,447	7,889	(3,442)	(44)%
Monetization	109	122	(13)	(11)%
Total	$29,129	$11,594	$17,535	151%

	Three Months Ended March 31,		Change
	2025	2024	$	%
Americas	$21,706	3,734	17,972	481%
Asia	3,834	$4,455	$(621)	(14)%
EMEA	3,589	3,405	184	5%
Total	$29,129	$11,594	$17,535	151%

Total revenues increased by $17.5 million, or 151%, in the three months ended March 31, 2025 compared to the same period in 2024. Service subscription increased by $21.0 million, primarily based in the Americas, and was driven by the contribution of revenue from Amelia acquisition. This was offset by a decrease in royalty revenue, primarily in the Asia region.
Cost of Revenues
Cost of revenues increased by $13.8 million, or 296% in the three months ended March 31, 2025 compared to the same period in 2024. Gross margin decreased to 36% during the three months ended March 31, 2025 compared to 60% during the same period in 2024 primarily due to the acquisition of Amelia in 2024, which included a amortization of acquired intangible assets in the amount of $3.5 million. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $6.5 million, or 117%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to increases in 2025 of $5.6 million in personnel-related costs caused by Amelia acquisition, $0.5 million in office expense, $0.3 million in consulting fees, $0.3 million in advertising expenses, and $0.1 million in travel expenses, which were partially offset by a decrease of $0.4 million incurred for information technology and facility allocations.
We expect our sales and marketing expenses to remain stable in the short term. However, in the long term, we expect sales and marketing expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Research and Development
Research and development expenses increased by $9.9 million, or 66%, in the three months ended March 31, 2025 compared to the same period in 2024. The increase in research and development expenses was primarily due to increases in 2025 of $9.0 million in personnel-related costs caused by Amelia acquisition, $1.6 million in cloud computing services, $0.3 million in consulting fees, and $0.2 million in office expense, which were partially offset by a decrease of $1.3 million incurred for information technology and facility allocations.

We expect our research and development expenses to remain stable in the short term. However, in the long term, we expect research and development expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
General and Administrative
General and administrative expenses increased by $8.1 million, or 79%, in the three months ended March 31, 2025 compared to the same period in 2024. The increase in general and administrative expenses was primarily due to increases in 2025 of $4.6 million in personnel-related costs caused by Amelia acquisition, $1.7 million in information technology and facility allocations, $0.8 million in bad debt expense, $0.6 million in office expense, $0.2 million in legal and professional fees, $0.2 million in cloud computing services, and $0.1 million in insurance expense.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is driven by the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a gain of $176.1 million for the three months ended March 31, 2025. The Company's quarter-end stock price decrease resulted in an decrease in its fair value of contingent acquisition liabilities where future Contingent Earnout Consideration and Contingent Holdback Consideration are marked-to-market on a quarterly basis, significantly impacting net income (loss) and EPS during the reporting period. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on the quarterly basis over the remaining earnout period until 2026. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.

Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Cost of revenues	$4,046	$520	$3,526	678%
Operating expenses	3,451	605	2,846	470%
Total amortization	$7,497	$1,125	$6,372	566%
Interest Expense
Interest expense decreased by $5.4 million, or 96% in the three months ended March 31, 2025 compared to the same period in 2024. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024, resulting in the decrease in interest expense.
Other Income, Net
The following tables summarize our other income, net, by type ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Interest income	$2,207	$1,815	$392	22%
Change in fair value of derivative	1,289	—	1,289	100%
Other income (expense), net	(607)	(336)	(271)	81%
Other income, net	$2,889	$1,479	$1,410	95%

Interest Income
Interest income increased by $0.4 million, or 22% in the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during the three months ended March 31, 2025, as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the period ended March 31, 2025.
Change in fair value of derivative
Change in fair value of derivative increased by $1.3 million, or 100% in the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily attributable to the remeasurement gain from the change in fair value of a derivative assumed from Amelia acquisition. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.
Provision for Income Taxes
The following table summarizes the provision for income taxes ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Provision for income taxes	$819	$295	$524	178%
Provision for income taxes increased by $0.5 million, or 178% in the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily attributable to increased withholding tax from foreign customers, increased foreign taxes and decreased tax benefit from acquisitions.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of March 31, 2025 was $245.8 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and, available cash balances and expected cash proceeds from the on-going at-the-market equity program. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sources of Cash and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, which are sourced primarily from the sale of marketable securities. The primary uses of cash include the funding of operating expenses. There were no material changes to our material cash requirements as disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2024 in our Form 10-K.
Second Equity Distribution Agreement
On January 24, 2025, we entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. with respect to an at-the-market equity program. Under this program, we may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the sales managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The sales managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of our Class A Common Stock. During the three months ended March 31, 2025, we sold 4,248,900 shares of our common stock under the Second Equity Distribution Agreement, at an average price of $15.94 per share and raised $67.7 million of gross proceeds. The commissions and offering costs borne by us were approximately $1.4 million. As of March 31, 2025, the Company had a remaining capacity to sell up to an additional $182.3 million of our common stock under the Second Equity Distribution Agreement.
SYNQ3 Acquisition
On January 3, 2024 (the "SYNQ3 Acquisition Date"), we acquired all of the issued and outstanding equity of SYNQ3, a leading provider of voice AI and other technology solutions to the restaurant industry, for total purchase consideration of $15.8 million (the “SYNQ3 Acquisition”).

The total purchase consideration includes $3.9 million in cash paid and 5,755,910 in shares of our Class A Common Stock issued as of the SYNQ3 Acquisition Date. We also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of our Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of our Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. On the SYNQ3 Acquisition Date, we also issued 2,033,156 restricted shares of our Class A Common Stock subject to time and performance-based vesting conditions. The fair value of the purchase consideration was $15.8 million.

We incurred $2.2 million in acquisition related expenses, of which $0.1 million and $0.2 million were incurred during the three months ended March 31, 2025 and 2024, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).

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

The contingent cash and share holdback consideration to be issued is variable (“Contingent Holdback Consideration”). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. We accounted for the Contingent Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of our Class A Common Stock. During the year ended December 31, 2024, we issued 38,277 shares of our Class A Common Stock and paid an immaterial amount in cash from the Contingent Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on our condensed consolidated statement of operations and comprehensive income (loss). See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent Holdback Consideration.
Contingent SYNQ3 Earnout Consideration
We also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). We accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on our condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive income (loss). As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration. As of March 31, 2025, the 2024 revenue target was not met but the Company assessed the 2025 and 2026 revenue targets were probable of being met, and no earnout consideration was issued as of March 31, 2025.
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

In connection with the Amelia Acquisition, we assumed the amended senior secured term loan facility from Amelia in an aggregate principal amount of $121.5 million (“Amelia Debt”). On December 3, 2024, we entered into a letter agreement (the “Amelia Debt Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Amelia Debt Credit Agreement and the Amelia Debt was subsequently paid in full.

Escrow Consideration
On the Amelia Acquisition Date, we issued and deposited 2,149,530 shares of our Class A Common Stock into and escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We accounted for the escrow consideration as equity issued as part of consideration transferred. Upon the settlement of any valid indemnification claims against the sellers, the escrow agent will return a number of shares to us equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. We concluded that this variability in settlement value is a derivative that is requirement to be remeasured to fair value due to changes in stock price. This derivative did not have a material impact to the financial statements for the three months ended March 31, 2025. Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive income (loss). As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million and will be settled in shares of our Class A Common Stock. For the three months ended March 31, 2025, we recognized a $168.7 million gain related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2025, the Company assessed the 2025 and 2026 revenue targets were probable of being met.
During the three months ended March 31, 2025, we recorded measurement period adjustments to decrease the accrued liabilities by $83.0 thousand and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, we recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the condensed consolidated financial statements as of and for the three months ended March 31, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.
The preliminary purchase price allocation has not been finalized as of March 31, 2025 primarily due to the final assessment of the contingent tax liability assumed. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.
We incurred $6.3 million in acquisition related expenses, of which $0.6 million was incurred during the three months ended March 31, 2025 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).
Other Acquisition
On June 14, 2024, we completed an immaterial acquisition for total preliminary purchase consideration of $1.0 million. As part of the acquisition, we acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a preliminary gain on bargain purchase of $1.2 million within other income, net in the condensed consolidated statements of operations and comprehensive income (loss) during the quarter of the acquisition, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the purchase price. We were able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.
The preliminary purchase price allocation has been finalized as of March 31, 2025.
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
Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(19,185)	$(21,948)
Net cash used in investing activities	(162)	(3,788)
Net cash provided by financing activities	67,010	142,698
Effects of exchange rate changes on cash	(94)	103
Net change in cash, cash equivalents, and restricted cash equivalents	$47,569	$117,065
Cash Flows Used in Operating Activities
Net cash used in operating activities was $19.2 million during the three months ended March 31, 2025 compared to $21.9 million during the three months ended March 31, 2024. The $2.8 million decrease in cash used in operating activities was primarily due to increases of $162.9 million in net income, $10.5 million in stock-based compensation, $6.3 million in depreciation and amortization, $4.9 million in changes in operating assets and liabilities, $1.3 million in change in fair value of derivative, $0.9 million in other non-cash loss, and $0.1 million in foreign currency gain from remeasurement, which were partially offset by decreases of $180.3 million in change in the fair value of contingent acquisition liabilities, $1.2 million in amortization of debt issuance cost, $0.3 million in deferred income taxes, and non-cash lease amortization of $0.1 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.2 million during the three months ended March 31, 2025 compared to $3.8 million during the three months ended March 31, 2024. The $3.6 million decrease in cash used in investing activities was primarily driven by the decrease of payments related to acquisitions of $3.7 million, which was partially offset by the increase in purchases of property and equipment of $0.1 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $67.0 million during the three months ended March 31, 2025 compared to $142.7 million during the three months ended March 31, 2024. The $75.7 million decrease in cash provided by financing activities was primarily due to decreases of $69.6 million in net proceeds from sales of Class A Common Stock under the Sales Agreement and Second Equity Distribution Agreement, $8.2 million in proceeds from exercise of stock options and employee stock purchase plan, and $2.1 million in the payment of financing costs associated with the Sales Agreement and Second Equity Distribution Agreement.
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
Critical Accounting Policies and Significant Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included elsewhere in this report that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported income (loss) generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgment about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
For a discussion of our critical accounting policies, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to the condensed consolidated financial statements included in our Form 10-K, which was filed with the SEC on March 11, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K, except as disclosed below.
Foreign Exchange Risk
Our condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately $0.5 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. As of March 31, 2025, the material weakness were as follows:
The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company, including the SYNQ3 and Amelia entities which were acquired during 2024, not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses:
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
The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, immaterial errors related to SYNQ3 and Amelia acquisitions during the year ended December 31, 2024 and immaterial errors in various accounts during the interim and annual periods during 2023, 2024 and Q1 2025. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described below and those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Other than as described below, there have been no material changes from these risk factors during the quarter ended March 31, 2025.
Although SoundHound is not directly impacted by the tariffs as a software-as-a-service (SaaS) provider, SoundHound’s business or stock price may be adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures on our customers implemented by the U.S. and other governments.
Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early April, 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S. from about 90 nations. Although SoundHound is not directly impacted by the tariffs as a software-as-a-service (SaaS) provider, the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business partners are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, and exemptions or exclusions that may be granted. Any new or additional tariffs on goods imported to the U.S. could also increase the cost of our business partners and reduce their margins, which may eventually impact the demand of our products and services or our pricing strategy, depending on our business partners' ability to mitigate tariffs through alternative sourcing or manufacturing or allocate tariff costs to counterparties. Additionally, U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business or stock price that may be caused by any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.
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
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on March 17, 2025 (with the first trade under the new plan not to be made prior to June 16, 2025). The trading plan will be effective until August 14, 2025 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock, up to 737,500 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.

•Majid Emami, Chief Science Officer and Senior Vice President, adopted a new trading plan on March 11, 2025 (with the first trade under the new plan not to be made prior to June 10, 2025). The trading plan will be effective until December 31, 2025 and provides for the sale of up to 2,400,000 shares of Mr. Emami's 16,583,756 shares of Class B common stock, up to 562,850 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on March 19, 2025 (with the first trade under the new plan not to be made prior to July 1, 2025). The trading plan will be effective until September 30, 2025 and provides for the sale of up to 800,000 shares of Mr. Hom’s 1,812,588 shares of Class B common stock and up to 3,815 shares of Class A common stock, and up to 69,686 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
•Michael Zagorsek, Chief Operating Officer, adopted a new trading plan on March 24, 2025 (with the first trade under the new plan not to be made prior to June 23, 2025). The trading plan will be effective until June 30, 2026 and provides for the sale of up to 179,888 shares of Class A common stock issuable upon vesting and exercise of certain stock options, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2025 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
10.1**	Second Equity Distribution Agreement, filed January 27, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income (loss), (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished or filed in other filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: May 12, 2025	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)