Form 10-Q
period 2025-06-30
SOUNDHOUND AI, INC.
filed 2025-08-11
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 7, 2025, there were 375,150,890 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,340	$198,240
Accounts receivable, net of allowances of $2,458 and $726 as of June 30, 2025 and December 31, 2024, respectively	19,661	23,159
Contract assets and unbilled receivable, net	21,928	26,645
Other current assets	10,093	7,476
Total current assets	282,022	255,520
Restricted cash equivalents, non-current	936	676
Right-of-use assets	4,420	4,692
Property and equipment, net	1,070	1,239
Goodwill	101,210	101,704
Intangible assets, net	159,880	174,943
Deferred tax asset	4	4
Contract assets and unbilled receivable, non-current, net	23,631	12,879
Other non-current assets	6,321	2,296
Total assets	$579,494	$553,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,151	$5,559
Accrued liabilities	18,993	26,291
Operating lease liabilities	2,076	1,898
Finance lease liabilities	38	49
Income tax liability	2,966	2,750
Deferred revenue	23,715	23,876
Other current liabilities	351	7,319
Total current liabilities	58,290	67,742
Operating lease liabilities, net of current portion	2,274	2,403
Deferred revenue, net of current portion	6,132	6,862
Contingent acquisition liabilities (Note 16)	142,113	286,898
Income tax liability, net of current portion	3,082	3,075
Other non-current liabilities	7,844	4,320
Total liabilities	219,735	371,300
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, aggregate liquidation preference of $0 and $0 as of June 30, 2025 and December 31, 2024, respectively	—	—
Class A Common Stock, $0.0001 par value; 755,000,000 and 455,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 373,055,866 and 361,096,457 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	36	35
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,535,408 and 32,535,408 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	1,247,394	1,125,470
Accumulated deficit	(887,852)	(943,060)
Accumulated other comprehensive income	178	205
Total stockholders’ equity	359,759	182,653
Total liabilities and stockholders’ equity	$579,494	$553,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$42,683	$13,462	$71,812	$25,056
Operating expenses:
Cost of revenues	26,021	4,980	44,532	9,649
Sales and marketing	15,837	5,655	27,844	11,197
Research and development	25,805	15,738	50,561	30,616
General and administrative	18,230	9,535	36,637	19,802
Change in fair value of contingent acquisition liabilities	31,359	(1,082)	(144,741)	3,080
Amortization of intangible assets	3,482	621	6,933	1,226
Total operating expenses	120,734	35,447	21,766	75,570
Income (loss) from operations	(78,051)	(21,985)	50,046	(50,514)

Other expense, net:
Loss on early extinguishment of debt	—	(15,587)	—	(15,587)
Interest expense	(169)	(4,086)	(404)	(9,750)
Other income, net	4,752	4,974	7,641	6,453
Total other income (expense), net	4,583	(14,699)	7,237	(18,884)
Income (loss) before provision for income taxes	(73,468)	(36,684)	57,283	(69,398)
Provision for income taxes	1,256	638	2,075	933
Net income (loss)	$(74,724)	$(37,322)	$55,208	$(70,331)
Earnings attributable to participating Class A Common Shares	—	—	(297)	—
Cumulative dividends attributable to Series A Preferred Stock	—	(73)	—	(416)
Net income (loss) attributable to SoundHound common shareholders	$(74,724)	$(37,395)	$54,911	$(70,747)

Other comprehensive income (loss):
Unrealized gains (losses) on investments	(33)	(30)	(27)	6
Comprehensive income (loss)	$(74,757)	$(37,425)	$54,884	$(70,741)

Net income (loss) per share:
Basic	$(0.19)	$(0.11)	$0.14	$(0.23)
Diluted	$(0.19)	$(0.11)	$0.13	$(0.23)

Weighted-average common shares outstanding:
Basic	400,124,499	331,830,608	397,026,119	309,213,583
Diluted	402,043,468	331,830,608	414,145,877	309,213,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended June 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	—	$—	368,869,290	$36	32,535,408	$3	$1,209,871	$(813,128)	$211	$396,993
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	646,000	—	—	—	7,691	—	—	7,691
Issuance of Class A common stock for equity incentive awards	—	—	3,068,075	—	—	—	2,100	—	—	2,100
Issuance of Class A common stock due to settlement of contingent holdback consideration in connection with SYNQ3 Acquisition	—	—	472,501	—	—	—	3,922	—	—	3,922
Stock-based compensation	—	—	—	—	—	—	23,810	—	—	23,810
Net income	—	—	—	—	—	—	—	(74,724)	—	(74,724)
Other comprehensive income	—	—	—	—	—	—	—	—	(33)	(33)
Balances as of June 30, 2025	—	$—	373,055,866	$36	32,535,408	$3	$1,247,394	$(887,852)	$178	$359,759

Three Months Ended June 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of March 31, 2024	70,241	$2,097	288,822,818	$29	32,735,408	$3	$778,503	$(625,388)	$235	$155,479
Issuance of Class A common stock under the Equity Distribution Agreement	—	—	21,228,617	2	—	—	97,710	—	—	97,712
Issuance of Class A common stock for equity incentive awards	—	—	2,548,809	—	—	—	1,457	—	—	1,457
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(70,241)	(2,097)	2,553,361	—	—	—	2,097	—	—	—
Measurement period adjustments related to the acquisition of SYNQ3	—	—	—	—	—	—	(608)	—	—	(608)
Stock-based compensation	—	—	—	—	—	—	7,253	—	—	7,253
Net loss	—	—	—	—	—	—	—	(37,322)	—	(37,322)
Other comprehensive income	—	—	—	—	—	—	—	—	(30)	(30)
Balances as of June 30, 2024	—	$—	315,153,605	$31	32,735,408	$3	$886,412	$(662,710)	$205	$223,941

Six Months Ended June 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$(943,060)	$205	$182,653
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	4,894,900	1	—	—	73,973	—	—	73,974
Issuance of Class A common stock for equity incentive awards	—	—	6,590,898	—	—	—	2,766	—	—	2,766
Issuance of Class A common stock in connection with the exercise of warrants	—	—	1,110	—	—	—	13	—	—	13
Issuance of Class A common stock due to settlement of contingent holdback consideration in connection with SYNQ3 Acquisition	—	—	472,501	—	—	—	3,922	—	—	3,922
Stock-based compensation	—	—	—	—	—	—	41,250	—	—	41,250
Net income	—	—	—	—	—	—	—	55,208	—	55,208
Other comprehensive income	—	—	—	—	—	—	—	—	(27)	(27)
Balances as of June 30, 2025	—	$—	373,055,866	$36	32,535,408	$3	$1,247,394	$(887,852)	$178	$359,759

Six Months Ended June 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$(592,379)	$199	$28,168
Issuance of Class A common stock under the Sales Agreement and Equity Distribution Agreement	—	—	59,135,836	6	—	—	231,545	—	—	231,551
Issuance of Class A common stock upon acquisition of SYNQ3	—	—	5,755,910	1	—	—	9,686	—	—	9,687
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards	—	—	7,641,157	—	—	—	10,628	—	—	10,628
Issuance of Class A common stock upon conversion of Class B common shares	—	—	4,750,000	1	(4,750,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(475,005)	(14,187)	16,624,215	1	—	—	14,186	—	—	—
Issuance of Class A common stock in connection with the cashless exercise of warrants	—	—	2,269,982	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,232	—	—	14,232
Net loss	—	—	—	—	—	—	—	(70,331)	—	(70,331)
Other comprehensive income	—	—	—	—	—	—	—	—	6	6
Balances as of June 30, 2024	—	$—	315,153,605	$31	32,735,408	$3	$886,412	$(662,710)	$205	$223,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net income (loss)	$55,208	$(70,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,529	2,750
Stock-based compensation	41,250	14,232
Amortization of debt issuance cost	—	1,524
Loss on disposal of property and equipment	42	—
Non-cash lease amortization	1,388	1,445
Foreign currency gain/loss from remeasurement	(871)	(70)
Change in fair value of contingent acquisition liabilities	(144,741)	3,080
Change in fair value of derivative	(2,179)	—
Loss on early extinguishment of debt	—	15,587
Deferred income taxes	—	(368)
Other, net	1,997	(891)
Changes in operating assets and liabilities:
Accounts receivable, net	2,383	211
Other current assets	(2,696)	(1,426)
Contract assets	(6,314)	(2,267)
Other non-current assets	(1,846)	(842)
Accounts payable	4,567	1,941
Accrued liabilities	(6,210)	(625)
Other current liabilities	(2,481)	—
Operating lease liabilities	(1,359)	(1,720)
Deferred revenue	(891)	(2,523)
Other non-current liabilities	3,542	(147)
Net cash used in operating activities	(43,682)	(40,440)

Cash flows used in investing activities:
Purchases of property and equipment	(354)	(335)
Payment related to acquisition, net of cash acquired	—	(4,453)
Net cash used in investing activities	(354)	(4,788)

Cash flows provided by financing activities:
Proceeds from sales of Class A common stock under the Sales Agreement, Equity Distribution Agreement, and Second Equity Distribution Agreement	75,565	237,639
Proceeds from exercise of stock options and employee stock purchase plan	2,766	10,628
Proceeds from warrants exercised	13	—
Payment of financing costs associated with the Sales Agreement, Equity Distribution Agreement, and Second Equity Distribution Agreement	(1,511)	(5,639)
Payment to settle contingent holdback liabilities from SYNQ3 acquisition	(198)	—
Payments on notes payable	—	(105,540)
Payments on finance leases	(29)	(58)
Net cash provided by financing activities	76,606	137,030
Effects of exchange rate changes on cash	(210)	130
Net change in cash, cash equivalents, and restricted cash equivalents	32,360	91,932
Cash, cash equivalents, and restricted cash equivalents, beginning of period	198,916	109,035
Cash, cash equivalents, and restricted cash equivalents, end of period	$231,276	$200,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$230,340	$200,156
Non-current portion of restricted cash equivalents	936	811
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$231,276	$200,967

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$3,541
Cash paid for income taxes	$1,905	$1,274

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$—	$14,187
Issuance of Class A Common Stock to settle contingent holdback consideration of SYNQ3 acquisition	$3,922	$—
Deferred offering costs reclassified to additional paid-in capital	$79	$147
Unpaid financing costs in connection with the Equity Distribution Agreement	$—	$522
Property and equipment acquired under accrued liabilities	$—	$92
Fair value of Class A common stock and deferred equity consideration issued to acquire SYNQ3	$—	$9,687
Fair value of contingent earnout consideration to acquire SYNQ3	$—	$1,676
Fair value of contingent holdback consideration to acquire SYNQ3	$—	$427
Fair value of deferred cash consideration under other acquisition	$—	$195

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
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows, except for a net income of $129.9 million reported for the three months ended March 31, 2025 and $55.2 million reported for the six months ended June 30, 2025, primarily due to the change in fair value of acquisition related liabilities. As of June 30, 2025, the Company had an accumulated deficit of $887.9 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of June 30, 2025 was $230.3 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements to continue financing its operations. Refer to Note 11 for information regarding the Company's equity financing activity. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 11, 2025 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
considered necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025, and 2024, and cash flows for the six months ended June 30, 2025 and 2024 have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the fiscal year ending December 31, 2025 or any future interim period.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of Amelia, no significant estimates were changed by management during the three and six months ended June 30, 2025 and 2024. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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
As of June 30, 2025, Customer A accounted for 13% of the Company’s accounts receivable balance. As of December 31, 2024, accounts receivable balances due from Customer B accounted for 23% of the Company’s accounts receivable balance.
As of June 30, 2025, unbilled receivables from Customer C, D and E accounted for 39%, 22% and 18% of the Company’s unbilled receivables balance, respectively. As of December 31, 2024, unbilled receivables from Customer D and E accounted for 50% and 24% of the Company’s unbilled receivables balance, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended June 30, 2025, Customer C, F and G accounted for 16%, 13% and 13% of the Company's revenue, respectively. For the six months ended June 30, 2025, there was no customer that accounted for more than 10% of total revenue.
For the three months ended June 30, 2024, Customer D and E accounted for 27% and 35% of total revenue, respectively. For the six months ended June 30, 2024, Customer D and E accounted for 27% and 29% of total revenue, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and six months ended June 30, 2025 and June 30, 2024.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03. The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
In July, 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-05. The standard is intended to provide a practical expedient for all entities and an accounting policy election available to all entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

Holdback
The $0.5 million in cash and 1,179,514 shares of the Company's Class A Common Stock were withheld for a period of 15 months (the "Holdback Amount"). The Company determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.
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
In April 2025, the Contingent Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of June 30, 2025. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

Contingent SYNQ3 Earnout Consideration

The Company also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). The Company accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration. As of June 30, 2025, the 2024 revenue target was not met. The Company assessed the 2025 revenue target was not probable of being met but the 2026 revenue target was probable of being met. No earnout consideration was issued as of June 30, 2025.

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
		$12,705

The Company incurred $2.2 million in acquisition related expenses, of which less than $0.1 million and $0.1 million were incurred during the three and six months ended June 30, 2025, respectively. The Company incurred $0.5 million and $0.8 million acquisition related expenses during the three and six months ended June 30, 2024, respectively. These acquisition related expenses were recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
changes in stock price. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
The Company also agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million. For the three and six months ended June 30, 2025, the Company recognized a loss of $32.6 million and a gain of $136.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2025, the Company assessed the 2025 and 2026 revenue targets were probable of being met.

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the six months ended June 30, 2025, the Company recorded measurement period adjustments to decrease the accrued liabilities by $0.1 million and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, the Company recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the condensed consolidated financial statements as of and for the six months ended June 30, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.

The preliminary purchase price allocation has not been finalized as of June 30, 2025 primarily due to the final assessment of the contingent tax liability assumed. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	7.0	$98,900
Customer relationships	7.0	68,600
Trade names	5.0	7,000
		$174,500

The Company incurred $6.7 million in acquisition related expenses, of which $0.3 million and $0.9 million was incurred during the three and six months ended June 30, 2025, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).

Unaudited pro forma financial information

The financial results of SYNQ3 and Amelia are included in these unaudited condensed consolidated financial statements from the date of the acquisition. SYNQ3 contributed revenue of $3.1 million and $6.1 million, and net loss of $1.7 million and $3.3 million to the Company for the three and six months ended June 30, 2024, respectively.

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the SYNQ3 and Amelia acquisitions were completed on January 1, 2023, the beginning of the comparable prior annual reporting period.

	Unaudited
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Revenue	$35,433	$71,451
Net loss attributable to SoundHound AI, Inc.	$(48,179)	$(90,673)

The unaudited pro forma financial information includes the combined historical operating results of the Company, SYNQ3 and Amelia prior to the acquisition, with adjustments to give effect for the acquisitions and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental transaction costs related to the acquisitions, adjustments to interest expense related to previously outstanding debt held by Amelia, and the related tax effects of pro forma adjustments for the period. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. Given the paydown of Amelia Debt occurred in December 2024, which was shortly after the Amelia Acquisition Date, the interest expenses from Amelia Debt were excluded from the unaudited pro forma financial information. The unaudited pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgement and estimates and is based on either input or output measures. During the three and six months ended June 30, 2025, $3.2 million and $6.3 million, respectively, of professional service revenue was recognized over time, with the remaining $0.1 million and $0.3 million, respectively, recognized at a point in time when the performance obligation was fulfilled, and control of the service was transferred to the customer. During the three and six months ended June 30, 2024, $1.4 million and $2.9 million, respectively, of professional service revenue was recognized over time, and there was immaterial professional service revenue recognized at a point in time when the performance obligation was fulfilled, and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2025 and 2024, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hosted services	$20,918	$8,524	$42,872	$17,431
Licensing	18,327	3,413	22,140	4,506
Professional services	3,320	1,424	6,573	2,896
Monetization	118	101	227	223
Total	$42,683	$13,462	$71,812	$25,056
For the three and six months ended June 30, 2025 and 2024, the disaggregated revenue by geographic location* was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$22,729	$3,844	$41,347	$7,578
China	6,979	10	7,519	20
Ireland	5,469	—	5,597	—
Korea	2,464	3,559	5,299	6,957
France	992	4,688	1,942	7,254
Other	4,050	1,361	10,108	3,247
Total	$42,683	$13,462	$71,812	$25,056
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the three and six months ended June 30, 2025 and 2024, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Over time revenue	$24,781	$9,903	$50,486	$20,283
Point-in-time	17,902	3,559	21,326	4,773
Total	$42,683	$13,462	$71,812	$25,056
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
develop and customize the Houndify platform and Amelia Software Platform to fit customers’ specific needs, and any post-contract support for on-premise solutions. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.
For the three and six months ended June 30, 2025 and 2024, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service subscriptions	$32,057	$3,638	$56,630	$7,221
Product royalties	10,508	9,723	14,955	17,612
Monetization	118	101	227	223
Total	$42,683	$13,462	$71,812	$25,056
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
The contract asset and unbilled accounts receivable, net as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	Balance Sheet Presentation	June 30, 2025	December 31, 2024
Unbilled account receivables - current	Contract assets and unbilled receivables, net of allowance for credit losses	$11,268	$13,441
Contract assets - current	Contract assets and unbilled receivables, net of allowance for credit losses	10,660	13,204
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	6,332	922
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net of allowance for credit losses	17,299	11,957
The change in the Company's unbilled accounts receivable and contract assets during the current period was primarily the result of customer invoicing and the performance of the Company's contracts, respectively. The Company has not recorded any asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $10.9 million and $16.7 million, respectively, for the three and six months ended June 30, 2025 as compared to $1.3 million and $3.0 million for the three and six months ended June 30, 2024.
As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $69.2 million. Given the applicable contract terms, $40.8 million is expected to be recognized as revenue within one year, $26.5 million is expected to be recognized

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
between 2 to 5 years and the remainder of $1.9 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill including the effect of measurement period adjustments for the six months ended June 30, 2025, was as follows (in thousands):

Balance as of December 31, 2024	$101,704
Measurement period adjustment	$(494)
Balance as of June 30, 2025	$101,210

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
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		June 30, 2025
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$15,825	$89,815
Customer relationships	3.0 - 7.0	74,360	10,942	63,418
Tradename	2.0 - 5.0	8,470	2,337	6,133
Conversation data	2.5	1,285	771	514
Total		$189,755	$29,875	$159,880

		December 31, 2024
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$7,696	$97,944
Customer relationships	3.0 - 7.0	74,360	5,322	69,038
Tradename	2.0 - 5.0	8,470	1,280	7,190
Conversation data	2.5	1,285	514	771
Total		$189,755	$14,812	$174,943
Amortization expense of intangible assets was $7.6 million and $15.1 million for the three and six months ended June 30, 2025, respectively. These expenses were recorded as $4.1 million and $8.1 million, respectively, within cost of revenues

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
for the three and six months ended June 30, 2025. Amortization expense of intangible assets was $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively. These expenses were recorded as $0.4 million and $0.9 million, respectively, within cost of revenues for the three and six months ended June 30, 2024.
Future amortization expense of intangible assets held as of June 30, 2025, is as follows (in thousands):

Year ending December 31,
2025	$15,271
2026	29,372
2027	26,923
2028	25,398
2029	24,761
Thereafter	$38,155
Total	$159,880
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation expenses	$12,125	$15,850
Accrued vendor payables	5,974	8,141
Accrued litigation liabilities	360	1,750
Other accrued liabilities	534	550
	$18,993	$26,291
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of June 30, 2025 (in thousands):

Remainder of 2025	$7,000
2026	16,000
2027	24,000
2028	24,000
Total	$71,000
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company's assessment may change over time as individual proceedings or claims progress.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
SYNQ3 v. TEBO
Prior to the SYNQ3 Acquisition, SYNQ3 filed a litigation against its landlord, TEBO in the United States District Court of Colorado, and TEBO counterclaimed in May 2022. On June 2, 2022, the District Court entered a judgment that was in favor of SYNQ3. TEBO filed the notice of appeal in July, 2023. On June 27, 2024, the Colorado Court of Appeals reversed the judgment and remanded the case to the District Court to enter judgment in favor of TEBO on both SYNQ3’s claim and TEBO’s counterclaim and to conduct further proceedings as are necessary to determine the damages, attorney fees and costs, if any, to be awarded to TEBO. On January 15, 2025, the Company entered a Settlement Agreement with TEBO. The Settlement Agreement requires SYNQ3 to pay $1.8 million to TEBO in January 2025 to resolve all matters related to the litigation and dispute. Therefore, the Company paid $1.8 million to TEBO under the Settlement Agreement during the first quarter of 2025, which was offset by the Deferred Consideration and Contingent Holdback Consideration under the SYNQ3 Acquisition and was withheld from the sellers when the Holdback Amount was settled in April 2025.
VB Assets, LLC v. SoundHound
On November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as VB Assets, LLC v. SoundHound AI, Inc., Case No. 1:24-cv-1279-MN. In its complaint, VB Assets, LLC alleges the Company is infringing U.S. Patent Nos. 8,073,681, 11,222,626, 8,886,536, 9,269,097, 9,502,025, and 11,087,385. VB Assets, LLC subsequently amended its complaint adding allegations that the Company is also infringing U.S. Patent Nos. 10,755,699, 10,297,249, and 7,818,176. At the appropriate time, the Company will deny all infringement allegations and allege that VB Assets, LLC patents asserted against the Company are invalid and/or unenforceable. The Company intends to vigorously defend itself in all respects. As of June 30, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of June 30, 2025.
Securities Litigation
On March 28, 2025, a class action complaint was filed in the United States District Court for the Northern District of California, captioned Liles v. SoundHound AI, Inc., Case No. 3:25-cv-02915-RFL. The complaint names as defendants the Company, its CEO Keyvan Mohajer, and its CFO Nitesh Sharan. The complaint asserts, among other things, claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks to represent a putative class of shareholders who purchased or otherwise acquired SoundHound securities between May 10, 2024 and March 3, 2025, both dates inclusive. The Company intends to vigorously defend the claims and believes the complaint lacks merit. As of June 30, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of June 30, 2025.
Derivative Actions
On April 8, 2025, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Bishop v. Mohajer, Case No. 3:25-cv-03172-JD. The complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On April 16, 2025, a similar purported shareholder derivative complaint was filed against the same defendants in the same forum, captioned Roy v. Mohajer, Case No. 5:25-cv-03363-NC. That complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. As of June 30, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of June 30, 2025.
Corporate Opportunity Action

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On February 6, 2025, a stockholder of the Company filed a putative class action (the “Corporate Opportunity Action”), alleging inter alia that Article XII, Section 12.1 of the Company’s Certificate of Incorporation violates Delaware law. The Company and its directors denied any and all wrongdoing alleged in the Corporate Opportunity Action but, to avoid the cost and distraction of litigation, the Board determined that it was advisable and in the best interests of the Company and its stockholders to revise Article XII of the Certificate of Incorporation (the “Opportunity Waiver Limitation Amendment”) and to submit the Opportunity Waiver Limitation Amendment to Company’s stockholders for approval.
The Corporate Opportunity Action plaintiff agreed that the proposed language mooted his claims. The Company's stockholders approved the Opportunity Waiver Limitation Amendment on May 23, 2025. The Company reached an agreement whereby, without admitting any fault or wrongdoing, the Company agreed to pay $85.0 thousand in attorneys’ fees and expenses to the plaintiff’s counsel (including a $0.5 thousand service award to the plaintiff) as the mootness fee to resolve this matter. On July 24, 2025, the Court entered an order closing the case, subject to the Company filing an affidavit with the Court confirming compliance with the order. In entering the order, the Court did not review, and did not pass judgment on, the payment of the mootness fee.
Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $2.6 million as of June 30, 2025 and $3.1 million as of December 31, 2024.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of June 30, 2025 and December 31, 2024, there were 3,662,845 and 3,663,955 Public Warrants and Private Warrants issued and outstanding, respectively. During the three and six months ended June 30, 2025, the Company issued zero and 1,110 shares, respectively, of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding and raised zero and less than $0.1 million, respectively, in cash proceeds. There was no common stock warrant exercises during the three and six months ended June 30, 2024.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2024, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through April 14, 2027 (the “Maturity Date”). The effective interest rate was 25.18% for the quarter ended June 30, 2024. The Company incurred $2.6 million and $6.0 million, respectively, in stated interest in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, and paid zero and $3.5 million for the respective periods. During the three and six months ended June 30, 2024, the Company recorded $0.3 million and $1.5 million, respectively, in interest expense related to the debt discount.
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
NOTE 10. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of June 30, 2025 and December 31, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
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
During the three and six months ended June 30, 2024, 70,241 and 475,005 shares, respectively, of preferred stock were converted into 2,553,361 and 16,624,215 shares, respectively, of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Common Stock with no gain or loss upon conversion. There were no conversions during the three and six months ended June 30, 2025.
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
NOTE 11. COMMON STOCK

At the 2025 Annual Meeting of Stockholders held on May 23, 2025, the Company’s stockholders approved to increase the number of authorized shares of Class A Common Stock from 455,000,000 to 755,000,000. As of June 30, 2025, the Company is authorized to issue 800,000,000 shares of capital stock, consisting of (a) 755,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting.
During the three and six months ended June 30, 2024, certain holders of Class B Common Stock optionally converted zero and 4,750,000 shares, respectively, of Class B Common Stock into the same number of shares of Class A Common Stock. There was no conversion of Class B Common Stock during the three and six months ended June 30, 2025.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and six months ended June 30, 2024, the Company sold a total of zero and 37,907,219 shares of our Class A common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of Class A common stock was $133.8 million.

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
Execute Equity Distribution Agreement
On November 12, 2024, the Company entered into an Execute Equity Distribution Agreement (the “Execute Equity Distribution Agreement”) with Barclays Capital Inc., Piper Sandler & Co., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, and Joseph Gunnar & Co., LLC, (each, an “Agent,” and, collectively, the “Agents”) with respect to an at-the-market equity program. Under this program, the Company was able to offer and sell up to $120.0 million of shares of its Class A Common Stock from time to time through the Agents. Sales of Class A Common Stock under the Execute Equity Distribution Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Agents were entitled to commission at a fixed rate of 2.5% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock. As of December 31, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Execute Equity Distribution Agreement.
Second Equity Distribution Agreement
On January 24, 2025, the Company entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. (each, an “Sales Manager,” and, collectively, the “Sales Managers”) with respect to an at-the-market equity program. Under this program, the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock. During the three and six months ended June 30, 2025, the Company sold 646,000 shares and 4,894,900 shares, respectively, of its common stock under the Second Equity Distribution Agreement, at an average price of $12.16 and $15.44 per share, respectively, and raised $7.9 million and $75.6 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $0.2 million and $1.5 million, respectively. As of June 30, 2025, the Company had a remaining capacity to sell up to an additional $174.4 million of its common stock under the Second Equity Distribution Agreement.
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan ("the Initial Limit"). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of June 30, 2025, the Company had 17,288,175 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of June 30, 2025, 1,074,224 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”, collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of June 30, 2025, the Company had 2,493,542 shares remaining for issuance under the 2024 Inducement Plan.
Stock Options
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $0.4 million, which we expect to recognize over a weighted-average period of 0.32 years. There were no options granted during the three and six months ended June 30, 2025.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of June 30, 2025, performance level of 2024 revenue amount was not met. The Company assessed the performance level of 2025 was not probable of being met but the performance level of 2026 was probable of being met.
The Company also granted zero and 3,533,500 RSUs that vest over a four-year requisite service period to Amelia employees under 2024 Inducement Plan during the three and six months ended June 30, 2025, respectively. Additionally, the Company granted 587,697 and 1,967,609 RSUs to other employees of the Company during the three and six months ended June 30, 2025, respectively.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $113.6 million.
As of June 30, 2025, there was no unrecognized stock-based compensation expense related to the unvested Market-Based RSUs. There were no Market-Based RSUs granted during the three and six months ended June 30, 2025.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $6.0 million. There were zero and 50,000 Performance-Based RSUs granted under 2024 Inducement Plan during the three and six months ended June 30, 2025, respectively.
The total unrecognized stock-based compensation related to unvested RSUs is $119.6 million as of June 30, 2025 and this will vest over a weighted average period of 2.65 years.
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
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of June 30, 2025, the performance level of the 2024 revenue amount was not met. The Company assessed the performance level of 2025 was not probable of being met but the performance level 2026 was probable of being met.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.1 million and $0.7 million, respectively, over a weighted average period of 1.21 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025, and 2024 (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$4,175	$107	$4,318	$259
Sales and marketing	4,267	1,209	7,176	2,184
Research and development	10,256	3,618	18,519	7,166
General and administrative	5,112	2,319	11,237	4,623
Total	$23,810	$7,253	$41,250	$14,232

NOTE 13. OTHER INCOME, NET
Other income, net on the condensed consolidated statements of operations is comprised of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income, net
Interest income	2,428	2,820	4,635	4,635
Change in fair value of derivative	890	—	2,179	—
Gain on bargain purchase	—	1,223	—	1,223
Other income (expense), net	1,434	931	827	595
Total other income, net	$4,752	$4,974	$7,641	$6,453

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14. NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(74,724)	$(37,322)	$55,208	$(70,331)
Earnings attributable to participating Class A Common Shares held in escrow in connection with Amelia acquisition	—	—	(297)	—
Cumulative dividends attributable to Series A Preferred Stock	—	(73)	—	(416)
Net income (loss) attributable to common shareholders - basic	$(74,724)	$(37,395)	$54,911	$(70,747)

Net income (loss)	(74,724)	(37,322)	55,208	(70,331)
Change in fair value of dilutive instruments classified as derivatives	(602)	—	(1,503)	—
Cumulative dividends attributable to Series A Preferred Stock	$—	$(73)	$—	$(416)
Net income (loss) attributable to common shareholders - diluted	$(75,326)	$(37,395)	$53,705	$(70,747)

Denominator:
Weighted average shares outstanding – basic	400,124,499	331,830,608	397,026,119	309,213,583
Effect of potentially dilutive equivalent shares	1,918,969	0	17,119,758	0
Weighted average shares outstanding – diluted	402,043,468	331,830,608	414,145,877	309,213,583

Basic net income (loss) per share	$(0.19)	$(0.11)	$0.14	$(0.23)
Diluted net income (loss) per share	$(0.19)	$(0.11)	$0.13	$(0.23)
For the three months ended June 30, 2025 and three and six months ended June 30, 2024, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three months ended June 30, 2025 and three and six months ended June 30, 2024:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of June 30,
	2025	2024
Stock-based awards	12,477,419	28,919,026
Series A Preferred Stock	—	—
Common stock warrants	—	3,665,996
Unvested restricted stock awards	280,953	2,033,156
Contingently issuable shares	10,385	1,906,746
Total	12,768,757	36,524,924

The table above does not include: (i) 1,871,293 and zero shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 17,992,461 and zero shares of contingently issuable earnout shares, respectively; outstanding as of June 30, 2025 and 2024, as these awards are subject to performance conditions that were not met as of those dates.

The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such shares to participate in the combined entity’s losses. The weighted average shares outstanding used to calculate basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2025 excludes the 2,149,530 shares and 230,561 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.
NOTE 15. INCOME TAXES
The tax expense (benefit) and the effective tax rate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before income taxes	(73,468)	(36,684)	57,283	(69,398)
Income tax (benefit) expense	1,256	638	2,075	933
Effective tax rate	(1.71)%	(1.74)%	3.62%	(1.34)%

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
NOTE 16. FAIR VALUE MEASUREMENTS
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$39,057	$—	$—
Money market funds	100,692	—	—
Other non-current assets
Derivative	$—	$—	$2,289
Total assets	$139,749	$—	$2,289
Liabilities:
Contingent acquisition liabilities
Contingent earnout consideration	—	—	142,113
Total liabilities	$—	$—	$142,113

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$38,070	$—	$—
Money market funds	131,767	—	—
Other non-current assets
Derivative	$—	$—	$110
Total assets	$169,837	$—	$110
Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$4,076
Contingent acquisition liabilities
Contingent earnout consideration	—	—	286,898
Total liabilities	$—	$—	$290,974

Escrow Consideration

Derivative

The reconciliation of the Company's derivative measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$110
Change in the fair value of derivative	$1,289
Balance as of March 31, 2025	$1,399
Change in the fair value of derivative	$890
Balance as of June 30, 2025	$2,289
The Company accounted for the Escrow Consideration under Amelia acquisition as equity-classified shares issued as part of the consideration transferred. Upon the settlement of any valid indemnification claims against the selling shareholders,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. During the three and six months ended June 30, 2025, the Company recognized $0.9 million and $2.2 million gains, respectively, related to the change in fair value of derivative under other income in the condensed consolidated statement of operations and comprehensive income (loss).
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$4,076
Change in the fair value of liability	(2,349)
Balance as of March 31, 2025	$1,727
Change in the fair value of liability	2,393
Settlement	(4,120)
Balance as of June 30, 2025	$—

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	1,570
Balance as of March 31, 2024	$2,551
Measurement period adjustments	(554)
Change in the fair value of liability	(1,224)
Balance as of June 30, 2024	$773
The fair value of the cash portion of the Contingent Holdback Consideration was estimated based upon the holdback period of 15 months, and discounted using the risk-free interest rate based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the 15-month holdback period. The fair value of the equity portion of the Contingent Holdback Consideration was estimated based upon the value of the Company’s Class A Common Stock price. The fair value of the Contingent Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3. For the three and six months ended June 30, 2025, the Company recognized a loss of $2.4 million and a gain of less than $0.1 million, respectively, related to the Contingent Holdback Consideration. For the three and six months ended June 30, 2024, the Company recognized a gain of $1.2 million and a loss of $0.3 million, respectively, related to the Contingent Holdback Consideration.
The fair value of the Contingent Holdback Consideration has been estimated as of the Closing Date, June 30, 2024 and June 30, 2025, under the following assumptions:

	January 3, 2024	June 30, 2024
Risk-free interest rate	4.6%	4.9%
Holdback period	1.25 years	0.75 years
Contingent Earnout Consideration

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$286,898
Change in the fair value of liability	(173,751)
Balance as of March 31, 2025	$113,147
Change in the fair value of liability	28,966
Balance as of June 30, 2025	$142,113

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Change in the fair value of liability	2,592
Balance as of March 31, 2024	$4,268
Change in the fair value of liability	$142
Balance as of June 30, 2024	$4,410
For the three and six months ended June 30, 2025, the Company recognized a loss of $29.0 million and a gain of $144.8 million, respectively, related to the Contingent Earnout Consideration. For the three and six months ended June 30, 2024, the Company recognized a loss of $0.1 million and $2.7 million, respectively, related to the Contingent Earnout Consideration. These gains and losses are reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from SYNQ3 Acquisition has been estimated as of the Closing Date, June 30, 2024 and June 30, 2025, with the following assumptions for the unobservable inputs:

	January 3, 2024	June 30, 2024	June 30, 2025
Discount rate	12.6%	13.0%	12.8%
Expected stock price volatility	115.3%	130.0%	120.0%
Risk-free interest rate	4.2%	4.6%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.25 - 2 years	0.25 - 1 years
The fair value of the Contingent Amelia Earnout Consideration acquired from Amelia Acquisition has been estimated as of the Closing Date and June 30, 2025, with the following assumptions for the unobservable inputs:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	August 6, 2024	June 30, 2025
Metric specific discount rate	8.0%	7.5%
Earnout payment discount rate	3.8%	3.7%
Expected stock price volatility	73.0%	123.0%
Expected metric volatility	11.0%	13.0%
Risk-free interest rate for target revenue	4.0%	3.9%
Risk-free interest rate for stock price	3.8%	3.8%
Expected dividend yield	0.0%	0.0%
Expected life	1.4 - 2.4 years	0.5 - 1.5 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2025 and 2024.
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
In accordance with the adoption of ASU 2023-07 in 2024, the Company determined to disclose personnel costs which requires retrospective application to all prior periods presented in the financial statements. The personnel-related costs are the significant segment expenses included in the net loss that are regularly provided to the CODM. Personnel-related costs were $52.8 million and $97.8 million, respectively, and represented 64.5% and 64.6%, respectively, of total operating expenses during the three and six months ended June 30, 2025. Personnel-related costs were $22.3 million and $44.9 million, respectively, and represented 62.7% and 63.8%, respectively, of total operating expenses during the three and six months ended June 30, 2024.
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
The brother of one of our Board of Directors is a Senior Advisor to Guggenheim Securities, LLC and a member of the Guggenheim Securities investment banking team. Our board member did not participate in the Company’s decision to engage Guggenheim Securities, LLC to sell the Company's Class A Common Stock under at-the-market equity program and disclosed the fact that his brother would be involved in the services to be provided by Guggenheim Securities, LLC to the Company in advance of the determination by the Company to engage Guggenheim Securities, LLC. During the three and six months ended June 30, 2025, the Company paid commissions of $35.4 thousand and $0.3 million, respectively, to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager.
NOTE 19. SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses and acceleration of tax deductions for qualified capital expenditures acquired and placed into service after January 19, 2025, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
evaluating the impact of the new legislation but do not anticipate a significant impact to our consolidated financial statements.
During July and August 2025, the Company sold 6,109,714 shares of our common stock under the Second Equity Distribution Agreement at an average price of $13.45 per share for $82.2 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $1.6 million. Following this issuance, the Company has a remaining capacity to sell up to an additional $92.3 million of the Company's common stock under the Second Equity Distribution Agreement.

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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 205 patents granted and over 112 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $69.2 million as of June 30, 2025. Given the applicable contract terms, $40.8 million is expected to be recognized as revenue within one year, $26.5 million is expected to be recognized between 2 to 5 years and the remainder of $1.9 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. No interest expense was incurred during the three and six months ended June 30, 2025 due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.
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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenues	$42,683	$13,462	$29,221	217%
Operating expenses:
Cost of revenues	26,021	4,980	21,041	423%
Sales and marketing	15,837	5,655	10,182	180%
Research and development	25,805	15,738	10,067	64%
General and administrative	18,230	9,535	8,695	91%
Change in fair value of contingent acquisition liabilities	31,359	(1,082)	32,441	(2998)%
Amortization of intangible assets	3,482	621	2,861	461%
Total operating expenses	120,734	35,447	85,287	241%
Income (loss) from operations	(78,051)	(21,985)	(56,066)	255%
Other expense, net:
Loss on early extinguishment of debt	—	(15,587)	15,587	(100)%
Interest expense	(169)	(4,086)	3,917	(96)%
Other income, net	4,752	4,974	(222)	(4)%
Total other income (expense), net	4,583	(14,699)	19,282	(131)%
Income (loss) before provision for income taxes	(73,468)	(36,684)	(36,784)	100%
Provision for income taxes	1,256	638	618	97%
Net income (loss)	$(74,724)	$(37,322)	$(37,402)	100%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenues	$71,812	$25,056	$46,756	187%
Operating expenses:
Cost of revenues	44,532	9,649	34,883	362%
Sales and marketing	27,844	11,197	16,647	149%
Research and development	50,561	30,616	19,945	65%
General and administrative	36,637	19,802	16,835	85%
Change in fair value of contingent acquisition liabilities	(144,741)	3,080	(147,821)	(4799)%
Amortization of intangible assets	6,933	1,226	5,707	465%
Total operating expenses	21,766	75,570	(53,804)	(71)%
Income (loss) from operations	50,046	(50,514)	100,560	(199)%
Other expense, net:
Loss on early extinguishment of debt	—	(15,587)	15,587	(100)%
Interest expense	(404)	(9,750)	9,346	(96)%
Other income, net	7,641	6,453	1,188	18%
Total other income (expense), net	7,237	(18,884)	26,121	(138)%
Income (loss) before provision for income taxes	57,283	(69,398)	126,681	(183)%
Provision for income taxes	2,075	933	1,142	122%
Net income (loss)	$55,208	$(70,331)	$125,539	(178)%

*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	%
Revenues	$42,683	$13,462	217%
Cost of revenues	26,021	4,980	423%
Gross profit	$16,662	$8,482	96%
Gross margin	39%	63%	(24)%

	Six Months Ended June 30,		Change
	2025	2024	%
Revenues	$71,812	$25,056	187%
Cost of revenues	44,532	9,649	362%
Gross profit	$27,280	$15,407	77%
Gross margin	38%	61%	(24)%

Revenues
The following tables summarize our revenues by type and geographic regions for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Service subscriptions	$32,057	$3,638	$28,419	781%
Product royalties	10,508	9,723	785	8%
Monetization	118	101	17	17%
Total	$42,683	$13,462	$29,221	217%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Service subscriptions	$56,630	$7,221	$49,409	684%
Product royalties	14,955	17,612	(2,657)	(15)%
Monetization	227	223	4	2%
Total	$71,812	$25,056	$46,756	187%

	Three Months Ended June 30,		Change
	2025	2024	$	%
Americas	$24,319	$3,844	$20,475	533%
Asia	9,839	4,726	5,113	108%
EMEA	8,525	4,892	3,633	74%
Total	$42,683	$13,462	$29,221	217%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Americas	$46,025	$7,578	$38,447	507%
Asia	13,673	9,181	4,492	49%
EMEA	12,114	8,297	3,817	46%
Total	$71,812	$25,056	$46,756	187%
Total revenues increased by $29.2 million, or 217%, in the three months ended June 30, 2025 compared to the same period in 2024. Service subscription increased by $28.4 million, with all regions contributing, and was driven by the contribution of revenue from acquisitions. Product royalties increased by $0.8 million, primarily due to the increase of revenue in Asia.
Total revenues increased by $46.8 million, or 187%, in the six months ended June 30, 2025 compared to the same period in 2024. Service subscription increased by $49.4 million, primarily from the Americas region, and was driven by the contribution of revenue from acquisitions. This was offset by a decrease in product royalty licensing revenue in the EMEA region.
Cost of Revenues
Cost of revenues increased by $21.0 million and $34.9 million, or 423% and 362% in the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. Gross margin decreased to 39% and 38% during the three and six months ended June 30, 2025, respectively, compared to 63% and 61%, respectively, during the same period in 2024 primarily due to the acquisition of Amelia in 2024, which included a amortization of acquired intangible assets in the amount of $3.5 million and $7.0 million for the three and six months ended June 30, 2025, respectively. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $10.2 million, or 180%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to increases in 2025 of $8.4 million in personnel-related costs caused by Amelia acquisition, $0.8 million in office expense, $0.4 million in advertising expenses, $0.3 million in consulting fees, $0.3 million in travel expenses, $0.2 million in legal and professional fees, and $0.1 million in meals and entertainment, which were partially offset by a decrease of $0.4 million incurred for information technology and facility allocations.
Sales and marketing expenses increased by $16.6 million, or 149%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to increases in 2025 of $14.0 million in personnel-related costs caused by Amelia acquisition, $1.3 million in office expense, $0.7 million in advertising expenses, $0.6 million in consulting fees, $0.4 million in travel expenses and $0.3 million in legal and professional fees, which were partially offset by a decrease of $0.8 million incurred for information technology and facility allocations.
We expect our sales and marketing expenses to remain stable in the short term. However, in the long term, we expect sales and marketing expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.

Research and Development
Research and development expenses increased by $10.1 million, or 64%, in the three months ended June 30, 2025 compared to the same period in 2024. The increase in research and development expenses was primarily due to increases in 2025 of $10.1 million in personnel-related costs caused by Amelia acquisition, $0.4 million in legal and professional fees, $0.3 million in consulting fees, $0.2 million in cloud computing services, and $0.1 million in office expense, which were partially offset by a decrease of $1.1 million incurred for information technology and facility allocations.
Research and development expenses increased by $19.9 million, or 65%, in the six months ended June 30, 2025 compared to the same period in 2024. The increase in research and development expenses was primarily due to increases in 2025 of $19.1 million in personnel-related costs caused by Amelia acquisition, $1.8 million in cloud computing services, $0.7 million in consulting fees, $0.5 million in legal and professional fees, $0.3 million in office expense, and $0.1 million in travel expense, which were partially offset by a decrease of $2.4 million incurred for information technology and facility allocations and $0.2 million in rent expense.
We expect our research and development expenses to remain stable in the short term. However, in the long term, we expect research and development expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
General and Administrative
General and administrative expenses increased by $8.7 million, or 91%, in the three months ended June 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses was primarily due to increases in 2025 of $4.5 million in personnel-related costs caused by Amelia acquisition, $1.5 million in information technology and facility allocations, $1.0 million in legal and professional fees, $0.7 million in bad debt expense, $0.6 million in office expense, $0.2 million in insurance expense and $0.1 million in utilities.
General and administrative expenses increased by $16.8 million, or 85%, in the six months ended June 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses was primarily due to increases in 2025 of $9.1 million in personnel-related costs caused by Amelia acquisition, $3.2 million in information technology and facility allocations, $1.5 million in bad debt expense, $1.2 million in office expense, $1.2 million in legal and professional fees, $0.3 million in insurance expense, $0.3 million in cloud computing services, $0.2 million in consulting fees, $0.1 million in taxes and licenses, $0.1 million in tax filing fees, $0.1 million in utilities, and $0.1 million in hardware cost, which were partially offset by a decrease of $0.5 million in rent expense.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is marked-to-market based on the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a loss of $31.4 million and a gain of $144.7 million for the three and six months ended June 30, 2025. The increase of the Company's stock price as of June 30, 2025 compared to the stock price as of March 31, 2025, which was partially offset by the decreased probability of achieving the 2025 revenue target under the Contingent SYNQ3 Earnout Consideration, resulted in an increase in its fair value of contingent acquisition liabilities during the three months ended June 30, 2025. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on the quarterly basis over the remaining earnout period until 2026. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.

Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Cost of revenues	$4,084	$361	$3,723	1031%
Operating expenses	3,482	621	2,861	461%
Total amortization	$7,566	$982	$6,584	670%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Cost of revenues	$8,130	$882	$7,248	822%
Operating expenses	6,933	1,226	5,707	465%
Total amortization	$15,063	$2,108	$12,955	615%
Amortization of intangibles increased by $6.6 million and $13.0 million, or 670% and 615% in the three and six months ended June 30, 2025 compared to the same period in 2024. The increase in amortization of intangibles was primarily attributable to the Amelia Acquisition that was closed during the third quarter of 2024.
Interest Expense
Interest expense decreased by $3.9 million and $9.3 million, or 96% and 96% in the three and six months ended June 30, 2025 compared to the same period in 2024. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024, resulting in the decrease in interest expense.
Other Income, Net
The following tables summarize our other income, net, by type ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Interest income	$2,428	$2,820	$(392)	(14)%
Change in fair value of derivative	890	—	890	100%
Gain on bargain purchase	—	1,223	(1,223)	100%
Other income (expense), net	1,434	931	503	54%
Other income, net	$4,752	$4,974	$(222)	(4)%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Interest income	$4,635	$4,635	$—	—%
Change in fair value of derivative	2,179	—	2,179	100%
Gain on bargain purchase	—	1,223	(1,223)	100%
Other income (expense), net	827	595	232	39%
Other income, net	$7,641	$6,453	$1,188	18%

Interest Income
Interest income decreased by $0.4 million or 14% and remained consistent in the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The decrease was primarily attributable to interest earned on greater money market and treasury bond balances during the three months ended June 30, 2024, as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the period ended June 30, 2025.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $15.6 million recorded in the three and six months ended 2024 was attributable to a loss on repayment of Term Loan in June 2024. See Note 9 to our unaudited condensed consolidated financial statements included within this report for more information.
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
Change in fair value of derivative
Change in fair value of derivative increased by $0.9 million and $2.2 million, or 100% in the three and six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily attributable to the remeasurement gain from the change in fair value of a derivative assumed from Amelia acquisition. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.
Provision for Income Taxes
The following table summarizes the provision for income taxes ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Provision for income taxes	$1,256	$638	$618	97%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Provision for income taxes	$2,075	$933	$1,142	122%
Provision for income taxes increased by $0.6 million and $1.1 million, or 97% and 122% in the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. This increase was primarily attributable to increased withholding tax from foreign customers, increased foreign taxes and decreased tax benefit from acquisitions.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of June 30, 2025 was $230.3 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and, available cash balances and expected cash proceeds from the on-going at-the-market equity program. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
Second Equity Distribution Agreement
On January 24, 2025, we entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. with respect to an at-the-market equity program. Under this program, we may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the sales managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The sales managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of our Class A Common Stock. During the three and six months ended June 30, 2025, we sold 646,000 shares and 4,894,900 shares, respectively, of our common stock under the Second Equity Distribution Agreement, at an average price of $12.16 and $15.44 per share, respectively, and raised $7.9 million and $75.6 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $0.2 million and $1.5 million, respectively. As of June 30, 2025, the Company had a remaining capacity to sell up to an additional $174.4 million of our common stock under the Second Equity Distribution Agreement.
During July and August 2025, we sold 6,109,714 shares of our common stock under the Second Equity Distribution Agreement at an average price of $13.45 per share for $82.2 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $1.6 million. Following this issuance, the Company has a remaining capacity to sell up to an additional $92.3 million of the Company's common stock under the Second Equity Distribution Agreement.
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

We incurred $2.2 million in acquisition related expenses, of which $44.3 thousand and $0.1 million were incurred during the three and six months ended June 30, 2025, respectively. We incurred $0.5 million and $0.8 million acquisition related expenses during the three and six months ended June 30, 2024, respectively. These acquisition related expenses were recorded as general and administration expenses in our condensed consolidated statements of operations and comprehensive income (loss).

Holdback

The $0.5 million in cash and 1,179,514 shares of our Class A Common Stock were withheld for a period of 15 months (the “Holdback Amount”). We determined that there are two components to the Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.

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

In April 2025, the Contingent Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of June 30, 2025. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent Holdback Consideration.
Contingent SYNQ3 Earnout Consideration
We also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). We accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on our condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive income (loss). As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration. As of June 30, 2025, the 2024 revenue target was not met. The Company assessed the 2025 revenue target was not probable of being met but the 2026 revenue target was probable of being met. No earnout consideration was issued as of June 30, 2025.
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

Escrow Consideration
On the Amelia Acquisition Date, we issued and deposited 2,149,530 shares of our Class A Common Stock into and escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We accounted for the escrow consideration as equity issued as part of consideration transferred. Upon the settlement of any valid indemnification claims against the sellers, the escrow agent will return a number of shares to us equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. We concluded that this variability in settlement value is a derivative that is requirement to be remeasured to fair value due to changes in stock price. This derivative did not have a material impact to the financial statements for the three and six months ended June 30, 2025. Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive income (loss). As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million and will be settled in shares of our Class A Common Stock. For the three and six months ended June 30, 2025, we recognized a loss of $32.6 million and a gain of $136.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2025, the Company assessed the 2025 and 2026 revenue targets were probable of being met.
During the six months ended June 30, 2025, we recorded measurement period adjustments to decrease the accrued liabilities by $0.1 million and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, we recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the condensed consolidated financial statements as of and for the six months ended June 30, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.
The preliminary purchase price allocation has not been finalized as of June 30, 2025 primarily due to the final assessment of the contingent tax liability assumed. The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed. Any adjustments to the estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. We expect to finalize the purchase price allocation within 12 months from the Amelia Acquisition Date.
We incurred $6.7 million in acquisition related expenses, of which $0.3 million and $0.9 million was incurred during the three and six months ended June 30, 2025 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).
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

Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(43,682)	$(40,440)
Net cash used in investing activities	(354)	(4,788)
Net cash provided by financing activities	76,606	137,030
Effects of exchange rate changes on cash	(210)	130
Net change in cash, cash equivalents, and restricted cash equivalents	$32,360	$91,932
Cash Flows Used in Operating Activities
Net cash used in operating activities was $43.7 million during the six months ended June 30, 2025 compared to $40.4 million during the six months ended June 30, 2024. The $3.2 million increase in cash used in operating activities was primarily due to increases of $125.5 million in net income, $27.0 million in stock-based compensation, $12.8 million in depreciation and amortization, $2.9 million in other non-cash loss, and $0.4 million in deferred income taxes, which were partially offset by the movement of $147.8 million from change in the fair value of contingent acquisition liabilities, decrease of $15.6 million in loss on early extinguishment of debt, $3.9 million in changes in operating assets and liabilities, $2.2 million in change in fair value of derivative, $1.5 million in amortization of debt issuance cost, non-cash lease amortization of $0.1 million and increase of $0.8 million in foreign currency gain from remeasurement. Within the increase of $27.0 million in stock-based compensation, $3.8 million was related to accelerated vesting of RSAs during the three months ended June 30, 2025 as part of our integration plan of SYNQ3.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.4 million during the six months ended June 30, 2025 compared to $4.8 million during the six months ended June 30, 2024. The $4.4 million decrease in cash used in investing activities was primarily driven by the decrease of payments related to acquisitions of $4.5 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $76.6 million during the six months ended June 30, 2025 compared to $137.0 million during the six months ended June 30, 2024. The $60.4 million decrease in cash provided by financing activities was primarily due to decreases of $162.1 million in net proceeds from sales of Class A Common Stock under the Sales Agreement and Second Equity Distribution Agreement and $7.9 million in proceeds from exercise of stock options and employee stock purchase plan, and an increase of $0.2 million in the payment to settle contingent holdback liabilities from SYNQ3 acquisition, which were partially offset by a decreases of $105.5 million in the payment of notes payable, and $4.1 million in the payment of financing costs associated with the Sales Agreement and Second Equity Distribution Agreement.
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
Foreign Exchange Risk
Our condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of approximately less than $0.1 million and $0.5 million during the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. As of June 30, 2025, the material weakness were as follows:
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
The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, immaterial errors related to SYNQ3 and Amelia acquisitions during the year ended December 31, 2024 and immaterial errors in various accounts during the interim and annual periods during 2023, 2024, first quarter and second quarter of 2025. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Management's Plan to Remediate the Material Weaknesses
Management continues to make significant progress towards completion of the remediation activities as disclosed in Item 9A of the 2024 Form 10-K. The following remediation actions were completed during the second quarter:
•Updated the SOX Scoping and Risk Assessment analysis to identify key business processes and IT control activities, including those related to Amelia and SYNQ3.
•Designed and implemented new control activities and enhanced the design of existing control activities related to the following business processes: Equity, Fixed Assets & Leases, Income Taxes and Procure to Pay.
•Enhanced the design of existing controls over user access reviews, program change management controls, computer operations controls.
•Enhanced the design and implementation of existing controls related to the review of Service Organization Control reports, which cover program change management and computer operations for significant in-scope SOX applications that we rely on for financial reporting.

•Completed the implementation of technological enhancements including the consolidation of disparate ERP systems into one ERP system.
While progress was made during the second quarter, management continues to execute the activities needed to implement its remediation plan. The material weaknesses will not be considered remediated until management completes the design and implementation of the necessary controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting

As noted above, there were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described below and those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Other than as described below, there have been no material changes from these risk factors during the quarter ended June 30, 2025.
Changes to U.S. tax laws could adversely impact our results of operations and cash flow.
We are subject to U.S. tax laws and regulations, which are complex and often changing. Changes in tax rules and regulations, or a failure to comply with any new tax laws and regulations, may adversely affect our results of operations and cash flow. On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We do not expect that the enactment of the legislation will lead to a significant change of our tax expense during the third and fourth quarters of 2025, primarily due to our taxable loss position and the full valuation allowance on deferred tax assets in the US jurisdiction. The Company continues to evaluate the impact the new legislation will have on our annual or interim consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on May 16, 2025 (with the first trade under the new plan not to be made prior to August 15, 2025). The trading plan will be effective until November 30, 2025 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock and up to 728,124 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income (loss), (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished or filed in other filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: August 11, 2025	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)