Form 10-Q
period 2025-09-30
SOUNDHOUND AI, INC.
filed 2025-11-10
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2025, there were 387,560,453 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,936	$198,240
Accounts receivable, net of allowances of $3,466 and $726 as of September 30, 2025 and December 31, 2024, respectively	22,417	23,159
Contract assets and unbilled receivable, net	32,178	26,645
Other current assets	11,835	7,476
Total current assets	335,366	255,520
Restricted cash equivalents, non-current	936	676
Right-of-use assets	4,412	4,692
Property and equipment, net	2,726	1,239
Goodwill	122,277	101,704
Intangible assets, net	191,066	174,943
Deferred tax asset	4	4
Contract assets and unbilled receivable, non-current, net	29,163	12,879
Other non-current assets	16,267	2,296
Total assets	$702,217	$553,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,864	$5,559
Accrued liabilities	28,141	26,291
Operating lease liabilities	2,012	1,898
Finance lease liabilities	327	49
Income tax liability	2,438	2,750
Deferred revenue	20,702	23,876
Contingent acquisition liabilities (Note 16)	3,400	—
Other current liabilities	1,248	7,319
Total current liabilities	65,132	67,742
Operating lease liabilities, net of current portion	2,482	2,403
Deferred revenue, net of current portion	7,748	6,862
Contingent acquisition liabilities, net of current portion (Note 16)	214,858	286,898
Income tax liability, net of current portion	3,124	3,075
Other non-current liabilities	9,637	4,320
Total liabilities	302,981	371,300
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, aggregate liquidation preference of $0 and $0 as of September 30, 2025 and December 31, 2024, respectively	—	—
Class A Common Stock, $0.0001 par value; 755,000,000 and 455,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 386,300,291 and 361,096,457 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	37	35
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,535,408 and 32,535,408 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	1,396,094	1,125,470
Accumulated deficit	(997,123)	(943,060)
Accumulated other comprehensive income	225	205
Total stockholders’ equity	399,236	182,653
Total liabilities and stockholders’ equity	$702,217	$553,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$42,049	$25,094	$113,861	$50,150
Operating expenses:
Cost of revenues	24,128	12,901	68,660	22,550
Sales and marketing	16,381	8,363	44,225	19,560
Research and development	22,848	19,545	73,409	50,161
General and administrative	24,346	17,031	60,983	36,833
Change in fair value of contingent acquisition liabilities	66,245	(1,356)	(78,496)	1,724
Amortization of intangible assets	3,992	2,377	10,925	3,603
Total operating expenses	157,940	58,861	179,706	134,431
Loss from operations	(115,891)	(33,767)	(65,845)	(84,281)

Other expense, net:
Loss on early extinguishment of debt	—	—	—	(15,587)
Interest expense	(153)	(1,109)	(557)	(10,859)
Other income, net	7,230	2,634	14,871	9,087
Total other income (expense), net	7,077	1,525	14,314	(17,359)
Loss before provision (benefit) for income taxes	(108,814)	(32,242)	(51,531)	(101,640)
Provision (benefit) for income taxes	457	(10,491)	2,532	(9,558)
Net loss	$(109,271)	$(21,751)	$(54,063)	$(92,082)
Cumulative dividends attributable to Series A Preferred Stock	—	—	—	(416)
Net loss attributable to SoundHound common shareholders	$(109,271)	$(21,751)	$(54,063)	$(92,498)

Other comprehensive income:
Unrealized gains on investments	47	57	20	63
Comprehensive loss	$(109,224)	$(21,694)	$(54,043)	$(92,019)

Net loss per share:
Basic	$(0.27)	$(0.06)	$(0.13)	$(0.28)
Diluted	$(0.27)	$(0.06)	$(0.14)	$(0.28)

Weighted-average common shares outstanding:
Basic	409,783,470	360,385,812	401,325,300	326,166,633
Diluted	411,702,440	360,385,812	403,252,575	326,166,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended September 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	—	$—	373,055,866	$36	32,535,408	$3	$1,247,394	$(887,852)	$178	$359,759
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	9,018,114	1	—	—	123,303	—	—	123,304
Issuance of Class A common stock for equity incentive awards	—	—	4,224,931	—	—	—	4,467	—	—	4,467
Issuance of Class A common stock in connection with the exercise of warrants	—	—	1,380	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	—	—	20,914	—	—	20,914
Net loss	—	—	—	—	—	—	—	(109,271)	—	(109,271)
Other comprehensive income	—	—	—	—	—	—	—	—	47	47
Balances as of September 30, 2025	—	$—	386,300,291	$37	32,535,408	$3	$1,396,094	$(997,123)	$225	$399,236

Three Months Ended September 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance of June 30, 2024	—	$—	315,153,605	$31	32,735,408	$3	$886,412	$(662,710)	$205	$223,941
Issuance of Class A common stock under the Equity Distribution Agreement	—	—	10,465,581	1	—	—	48,317	—	—	48,318
Issuance of Class A common stock for equity incentive awards	—	—	1,920,971	—	—	—	436	—	—	436
Issuance of Class A common stock upon acquisition of Amelia	—	—	5,959,050	1	—	—	23,919	—	—	23,920
Issuance of Class A common stock to settle obligations under Amelia Debt	—	—	2,943,917	—	—	—	11,817	—	—	11,817
Issuance of Class A common stock in connection with acquisition of SYNQ3	—	—	38,277	—	—	—	189	—	—	189
Stock-based compensation	—	—	—	—	—	—	9,060	—	—	9,060
Net loss	—	—	—	—	—	—	—	(21,751)	—	(21,751)
Other comprehensive income	—	—	—	—	—	—	—	—	57	57
Balances as of September 30, 2024	—	$—	336,481,401	$33	32,735,408	$3	$980,150	$(684,461)	$262	$295,987

Nine Months Ended September 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$(943,060)	$205	$182,653
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	13,913,014	2	—	—	197,276	—	—	197,278
Issuance of Class A common stock for equity incentive awards	—	—	10,815,829	—	—	—	7,233	—	—	7,233
Issuance of Class A common stock in connection with the exercise of warrants	—	—	2,490	—	—	—	29	—	—	29
Issuance of Class A common stock due to settlement of contingent holdback consideration in connection with SYNQ3 Acquisition	—	—	472,501	—	—	—	3,922	—	—	3,922
Stock-based compensation	—	—	—	—	—	—	62,164	—	—	62,164
Net loss	—	—	—	—	—	—	—	(54,063)	—	(54,063)
Other comprehensive income	—	—	—	—	—	—	—	—	20	20
Balances as of September 30, 2025	—	$—	386,300,291	$37	32,535,408	$3	$1,396,094	$(997,123)	$225	$399,236

Nine Months Ended September 30, 2024
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$(592,379)	$199	$28,168
Issuance of Class A common stock under the Sales Agreement and Equity Distribution Agreement	—	—	69,601,417	7	—	—	279,862	—	—	279,869
Issuance of Class A common stock upon acquisition of SYNQ3	—	—	5,794,187	1	—	—	9,875	—	—	9,876
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards	—	—	9,562,128	—	—	—	11,064	—	—	11,064
Issuance of Class A common stock upon conversion of Class B common shares	—	—	4,750,000	1	(4,750,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(475,005)	(14,187)	16,624,215	1	—	—	14,186	—	—	—
Issuance of Class A common stock in connection with the cashless exercise of warrants	—	—	2,269,982	—	—	—	—	—	—	—
Issuance of Class A common stock upon acquisition of Amelia	—	—	5,959,050	1	—	—	23,919	—	—	23,920
Issuance of Class A common stock to settle obligations under Amelia Debt	—	—	2,943,917	—	—	—	11,817	—	—	11,817
Stock-based compensation	—	—	—	—	—	—	23,292	—	—	23,292
Net loss	—	—	—	—	—	—	—	(92,082)	—	(92,082)
Other comprehensive income	—	—	—	—	—	—	—	—	63	63
Balances as of September 30, 2024	—	$—	336,481,401	$33	32,735,408	$3	$980,150	$(684,461)	$262	$295,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(54,063)	$(92,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,086	8,115
Stock-based compensation	60,956	23,292
Amortization of debt issuance cost	—	1,586
Loss on disposal of property and equipment	42	—
Non-cash lease amortization	2,141	2,218
Amortization of capitalized commissions	990	—
Foreign currency gain/loss from remeasurement	(555)	(97)
Change in fair value of contingent acquisition liabilities	(78,496)	1,724
Change in fair value of derivative	(7,275)	—
Loss on early extinguishment of debt	—	15,587
Deferred income taxes	—	(11,494)
Other, net	3,118	633
Changes in operating assets and liabilities:
Accounts receivable, net	7,254	(1,247)
Other current assets	(4,040)	(3,049)
Contract assets	(15,543)	(7,018)
Other non-current assets	(3,480)	(1,198)
Accounts payable	(1,764)	823
Accrued liabilities	(1,329)	(2,058)
Other current liabilities	(2,742)	331
Operating lease liabilities	(1,972)	(2,612)
Deferred revenue	(8,743)	(8,993)
Other non-current liabilities	5,079	(216)
Net cash used in operating activities	(76,336)	(75,755)

Cash flows used in investing activities:
Purchases of property and equipment	(526)	(560)
Capitalized software development costs	(1,837)	—
Payment related to acquisitions, net of cash acquired	(54,602)	(11,732)
Net cash used in investing activities	(56,965)	(12,292)

Cash flows provided by financing activities:
Proceeds from sales of Class A common stock under the Sales Agreement, Equity Distribution Agreement, and Second Equity Distribution Agreement	201,519	287,271
Proceeds from exercise of stock options and employee stock purchase plan	7,233	11,064
Proceeds from warrants exercised	29	—
Payment of financing costs associated with the Sales Agreement, Equity Distribution Agreement, and Second Equity Distribution Agreement	(4,030)	(7,182)
Payments on Term Loan and Amelia Debt	—	(175,602)
Payment to settle contingent holdback liabilities from SYNQ3 acquisition	(198)	(17)
Payments on finance leases	(39)	(89)
Net cash provided by financing activities	204,514	115,445
Effects of exchange rate changes on cash	(257)	(16)
Net change in cash, cash equivalents, and restricted cash equivalents	70,956	27,382
Cash, cash equivalents, and restricted cash equivalents, beginning of period	198,916	109,035
Cash, cash equivalents, and restricted cash equivalents, end of period	$269,872	$136,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$268,936	$135,606
Non-current portion of restricted cash equivalents	936	811
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$269,872	$136,417

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$4,448
Cash paid for income taxes	$2,741	$1,677

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$—	$14,187
Issuance of Class A Common Stock to settle obligations under Amelia Debt	$—	$11,817
Issuance of Class A Common Stock to settle contingent holdback consideration of SYNQ3 acquisition	$3,922	$189
Deferred offering costs reclassified to additional paid-in capital	$210	$220
Property and equipment acquired under accrued liabilities	$—	$62
Fair value of Class A common stock and deferred equity consideration issued to acquire SYNQ3	$—	$9,687
Fair value of contingent earnout consideration under SYNQ3 and Amelia acquisitions	$—	$73,236
Fair value of contingent holdback consideration under SYNQ3 acquisition	$—	$427
Fair value of deferred cash consideration under other acquisition	$—	$195
Fair value of deferred cash consideration under Interactions acquisition	$1,150	$—
Fair value of contingent earnout consideration under Interactions acquisition	$9,900	$—
Stock-based compensation included in capitalized software development costs	$1,208	$—

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
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. ("SYNQ3") in a cash and stock transaction. On June 14, 2024, the Company completed an immaterial acquisition in a cash transaction. On August 6, 2024, the Company completed the acquisition of Amelia Holdings, Inc. ("Amelia") in a cash and stock transaction. On September 3, 2025, the Company completed the acquisition of Interactions Corporation ("Interactions") in a cash. Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows, except for a net income of $129.9 million reported for the three months ended March 31, 2025 and $55.2 million reported for the six months ended June 30, 2025, primarily due to the change in fair value of acquisition related liabilities. As of September 30, 2025, the Company had an accumulated deficit of $997.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of September 30, 2025 was $268.9 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements to continue financing its operations. Refer to Note 11 for information regarding the Company's equity financing activity. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 11, 2025 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025, and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the fiscal year ending December 31, 2025 or any future interim period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except for update to the accounting policy of software development costs, as described below.
Capitalized Software Development Costs
The Company capitalizes qualifying internal-use software development costs under Accounting Standards Codification Topic 350-40, Internal-use Software ("ASC 350-40"). The costs consist of personnel costs, including related benefits and stock-based compensation, and cloud costs that were incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
The Company also capitalizes qualifying software development costs under Accounting Standards Codification Topic 985-20, Costs of Software to be Sold, Leased or Marketed ("ASC 985-20"). All costs to establish technological feasibility are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized until the software product is available for general release to customers.
Capitalized software development costs under ASC 350-40 and ASC 985-20 are included in other non-current assets, net of amortization, on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is estimated to be three years. The amortization of capitalized software development costs is included in cost of revenue in the condensed consolidated statement of operations and comprehensive loss.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, software development costs, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of Amelia, no significant estimates were changed by management during the three and nine months ended September 30, 2025 and 2024. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.

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
As of September 30, 2025, there was no customer that accounted for more than 10% of the Company’s accounts receivable balance. As of December 31, 2024, accounts receivable balances due from Customer A accounted for 23% of the Company’s accounts receivable balance.
As of September 30, 2025, unbilled receivables from Customer B, C, D and E accounted for 29%, 18%, 11% and 17% of the Company’s unbilled receivables balance, respectively. As of December 31, 2024, unbilled receivables from Customer C and D accounted for 50% and 24% of the Company’s unbilled receivables balance, respectively.
For the three months ended September 30, 2025, Customer F accounted for 12% of the Company's revenue. For the nine months ended September 30, 2025, there was no customer that accounted for more than 10% of total revenue.
For the three months ended September 30, 2024, Customer C accounted for 12% and of total revenue. For the nine months ended September 30, 2024, Customer C and D accounted for 19% and 16% of total revenue, respectively.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and nine months ended September 30, 2025 and September 30, 2024.
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
In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-05. The standard is intended to provide a practical expedient for all entities and an accounting policy election available to all entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-06. The standard amends certain aspects of the accounting for and disclosure of internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development under ASC 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied prospectively, retrospectively, or with a modified transition approach to financial statements issued for reporting periods after the effective date of this ASU. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
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

SYNQ3 Holdback
The $0.5 million in cash and 1,179,514 shares of the Company's Class A Common Stock were withheld for a period of 15 months (the "SYNQ3 Holdback Amount"). The Company determined that there are two components to the SYNQ3 Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.
The deferred cash holdback consideration of $0.1 million and the deferred share holdback consideration of 361,145 shares of the Company's Class A Common Stock (collectively the "Deferred Consideration") were not recognized as of the SYNQ3 Acquisition Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The contingent cash and share holdback consideration to be issued is variable ("Contingent SYNQ3 Holdback Consideration"). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. The Company accounted for the Contingent SYNQ3 Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of the Company’s Class A Common Stock. During the year ended December 31, 2024, the Company issued 38,277 shares of the Company’s Class A Common Stock and paid an immaterial amount in cash from the Contingent SYNQ3 Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent SYNQ3 Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss.
In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of September 30, 2025. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

Contingent SYNQ3 Earnout Consideration

The Company also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). The Company accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration. As of September 30, 2025, the 2024 revenue target was not met. The Company assessed the 2025 revenue target was not probable of being met but the 2026 revenue target was probable of being met. No earnout consideration was issued as of September 30, 2025.

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
		$12,705

The Company incurred $2.2 million in acquisition related expenses, of which an immaterial amount and $0.1 million were incurred during the three and nine months ended September 30, 2025, respectively. The Company incurred zero and $0.8 million acquisition related expenses during the three and nine months ended September 30, 2024, respectively. These acquisition related expenses were recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

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

The total purchase consideration includes 3,809,520 shares of the Company's Class A Common Stock issued to the selling shareholders. The Company also issued and deposited 2,149,530 shares of Class A Common Stock otherwise owed to the selling shareholders into an escrow account in order to partially secure the indemnification obligations of the selling shareholders to the Company under the purchase agreement (the “Escrow Consideration”). The fair value of equity issued as part of the consideration paid was determined on the basis of the closing market price of the Company’s shares on the Amelia Acquisition Date, which also incorporated a discount for lack of marketability rates caused by the trading restrictions due to the fact that the shares were not registered at issuance and consequently there is a six-month holding period. The Company also paid $8.4 million of cash for seller transaction expenses in connection with the closing of the Amelia Acquisition. The Company agreed to issue up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the "Amelia Contingent Earnout Consideration). The fair value of the purchase consideration was $98.6 million.

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

Contingent Amelia Earnout Consideration
The Company also agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million. For the three and nine months ended September 30, 2025, the Company recognized a loss of $65.9 million and a gain of $70.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2024, the Company recognized a loss of $0.5 million related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, the Company assessed the 2025 and 2026 revenue targets were probable of being met.

Purchase price allocation

The purchase price allocation was performed as of August 6, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

During the nine months ended September 30, 2025, the Company recorded measurement period adjustments to decrease the accrued liabilities by $0.1 million and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, the Company recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the condensed consolidated financial statements as of and for the nine months ended September 30, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.

The purchase price allocation has been finalized as of September 30, 2025.

The following table summarizes the fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	7.0	$98,900
Customer relationships	7.0	68,600
Trade names	5.0	7,000
		$174,500

The Company incurred $6.7 million in acquisition related expenses, of which less than $0.1 million and $0.9 million was incurred during the three and nine months ended September 30, 2025, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss. The Company incurred $4.8 million in acquisition related expenses, all of which was incurred during the three months ended September 30, 2024 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.
Interactions Acquisition
On September 3, 2025 (the “Interactions Acquisition Date”), the Company acquired all of the issued and outstanding equity of Interactions Corporation (the “Interactions Acquisition”), a pioneer in AI for customer service and workflow orchestration. This strategic deal is expected to strengthen and extend SoundHound’s growing leadership in Agentic AI and accelerate its market penetration in customer service across enterprise businesses. The transaction also expands SoundHound’s customer portfolio across various industries, including global consumer icons, large technology device brands, insurers, automakers, and other preeminent Fortune 100 companies across industries.

The fair value of the preliminary purchase consideration was $76.1 million. The preliminary purchase consideration includes $19.4 million of cash paid to the selling shareholders. The Company also paid $4.1 million of cash for seller transaction expenses in connection with the closing of the Interactions Acquisition.

In connection with the Interactions Acquisition, the Company paid the debt held by Interactions (the “Interactions Debt”) on the Interactions Acquisition Date in an aggregate principal amount of $41.5 million as part of the purchase consideration under the merger agreement.

The Company has also withheld purchase consideration of $1.2 million in cash, subject to customary net working capital adjustments, to partially secure the indemnification obligations of Interactions' former stockholders under the merger agreement and agreed to pay up to $25.0 million in cash to certain former stockholders of Interactions based upon the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
achievement of specified future milestones in fiscal years 2026 and 2027 (the "Contingent Interactions Earnout Consideration).

Interactions Holdback

As of the Interactions Acquisition Date, the $1.2 million in cash withheld (the "Deferred Interactions Holdback Consideration") consisted of two components, adjustment holdback consideration and indemnity holdback consideration.

The adjustment holdback consideration of $1.0 million was recorded within other current liabilities at fair value as of the Interactions Acquisition Date (the "Interactions Adjustment Holdback Consideration") and is estimated to be paid to Interactions' former stockholders for the settlement of net working capital adjustments after sellers finish the review of the closing statement submitted by the acquirer within 120 days subsequent to the Interactions Acquisition Date.

The indemnity holdback consideration of $0.2 million was recorded within other current liabilities, which was withheld for a period of 12 months subsequent to the Interactions Acquisition Date (the "Interactions Indemnity Holdback Consideration"). Payment will occur after the sellers complete their review of the closing statement which must be submitted by the acquirer within 120 days of the Interactions Acquisition Date.

Contingent Interactions Earnout Consideration

The Company also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026 (the "Contingent Interactions Earnout Consideration"). The Company accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three months ended September 30, 2025, the Company recognized a loss of $0.3 million related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
loss. As of September 30, 2025, the Company assessed the 2026 and 2027 revenue targets were probable of being met, and an existing contract with a specific customer was probable of being renewed or extended on or before March 31, 2026.
See Note 16 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of Interactions Holdback Amount and Contingent Interactions Earnout Consideration.

Preliminary purchase price allocation

The preliminary purchase price allocation was performed as of September 3, 2025 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

Preliminary: Sep 3, 2025
Cash paid	$65,033
Deferred holdback consideration	1,150
Contingent earnout consideration	9,900
Purchase price	76,083

Assets acquired:
Cash and cash equivalents	10,431
Accounts receivable	8,626
Other current assets	1,519
Contract assets and unbilled receivable, current, net	3,586
Property and equipment	1,722
Right-of-use assets	659
Contract assets and unbilled receivable, non-current, net	3,081
Other assets	176
Intangible assets	39,500
Total identified assets acquired	69,300

Liabilities assumed:
Accounts payable	3,048
Accrued liabilities	3,508
Operating lease liability, current	241
Financing lease liability, current	298
Deferred revenue	4,155
Operating lease liability, non-current	478
Deferred revenue, non-current	2,300
Other liabilities, non-current	256
Total liabilities assumed	14,284

Fair value of identifiable net liabilities assumed	$55,016
Goodwill acquired on acquisition	$21,067

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination, and goodwill is not deductible for tax purposes.

The purchase accounting is not yet complete as of September 30, 2025 and as such, the final allocation among purchase consideration, intangible assets, net assets acquired and goodwill may be subject to change. Any adjustments to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Preliminary fair value
Intangible Assets:	(in years)	at acquisition
Customer relationships	5.0	$26,700
Developed Technology	5.0	12,000
Trademark	2.0	800
		$39,500

The fair values of all intangible assets were estimated using the income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Customer relationships was valued under the multi-period excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the customer relationships. Developed technology and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. The present value of projected cash flows included significant judgment and assumptions regarding (a) the projected revenues, attrition rate, and the discount rate for the certain customer contracts and related relationships, (b) the projected revenues, projected expenses, migration curve, contributory asset charges, and the discount rate for the developed technology, (c) the projected revenues, royalty rate, and the discount rate for the trade name.

The Company incurred $3.8 million in acquisition related expenses during the three and nine months ended September 30, 2025 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

Acquirees financial information and unaudited pro forma financial information

The financial results of SYNQ3, Amelia, and Interactions are included in these unaudited condensed consolidated financial statements from the date of the acquisition. SYNQ3 contributed revenue of $2.8 million and $8.9 million, and net loss of $1.9 million and $5.2 million to the Company for the three and nine months ended September 30, 2024, respectively. Amelia contributed revenue of $15.6 million and net loss of $0.4 million to the Company for the three months ended September 30, 2024. Interactions contributed revenue of $5.5 million, and net income of $0.3 million to the Company for the three and nine months ended September 30, 2025.

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the SYNQ3 and Amelia acquisitions were completed on January 1, 2023, and the Interactions acquisition was completed on January 1, 2024, the beginning of the comparable prior annual reporting period.

	Unaudited
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Revenue	$58,745	$167,829
Net loss attributable to SoundHound AI, Inc.	$(24,321)	$(116,819)

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the Interactions acquisition was completed on January 1, 2024, the beginning of the comparable prior annual reporting period.

	Unaudited
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Revenue	$52,472	$156,642
Net loss attributable to SoundHound AI, Inc.	$(104,443)	$(47,772)

The unaudited pro forma financial information includes the combined historical operating results of the Company, SYNQ3, Amelia, and Interactions prior to the acquisition, with adjustments to give effect for the acquisitions and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental transaction costs related to the acquisitions, adjustments to interest expense related to previously outstanding debt held by Amelia and Interactions, elimination of profit or loss from stock warrants issued by Interactions, reduction of interest income to reflect reduced average cash and equivalents after funding the Acquisitions with cash, removal of earnings attributable to non-controlling interest due to changes in Interactions ownership structure, and the related tax effects of pro forma adjustments for the period. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. Given the paydown of Amelia Debt occurred in December 2024, which was shortly after the acquisition dates, the interest expenses from Amelia Debt and Interaction Debt were excluded from the unaudited pro forma financial information. The unaudited pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

The Company did not have any material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.
Other Acquisition
On June 14, 2024, the Company completed an immaterial acquisition for total purchase consideration of $1.0 million. As part of the acquisition, the Company acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a gain on bargain purchase of $1.2 million within other income, net in the condensed consolidated statements of operations and comprehensive loss during the quarter of the acquisition, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the Company’s purchase price. The Company was able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.

The purchase price allocation has been finalized as of March 31, 2025.

The following table summarizes the fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	3.0	$1,530
Customer relationships	3.0	960
Tradename	3.0	60
		$2,550

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Company derives its revenue primarily from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization, and (4) licensing. Revenues are reported net of applicable sales and use taxes that are passed through to customers. The Company applies significant judgment in identifying and evaluating any terms and conditions in contracts which impact revenue recognition.
The Company has the following performance obligations in contracts with customers:
Hosted Services
Hosted services, along with non-distinct customization, integration, maintenance and support professional services, allow customers to access the Houndify, Amelia Software Platform, and Virtual Assistance applications over the contract period without taking possession of the software.
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
Hosted services may include implementation services to develop and/or customize the applications to each customer’s specification. Judgment is required to determine whether these professional services are distinct from the hosted services. In making this determination, factors such as the degree of integration, the significance of enhancement to existing functionality, the customers’ ability to start using the software prior to customization, the evaluation as to whether the services extend the economic life of the application, and the availability of these services from other independent vendors are considered.
In instances where the Company concluded that the implementation services are not distinct performance obligations, revenues for these activities are recognized over the period which the hosted services are expected to be provided and is included within hosted services revenue.
All revenues derived as a result of the SYNQ3 Acquisition, and substantial revenues derived as a result of the Amelia Acquisition and Interactions Acquisition are categorized as hosted services revenue.

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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgment and estimates and is based on either input or output measures. During the three and nine months ended September 30, 2025, $3.7 million and $10.0 million, respectively, of professional service revenue was recognized over time, with the remaining $0.1 million and $0.4 million, respectively, recognized at a point in time when the performance obligation was fulfilled, and control of the service was transferred to the customer. During the three and nine months ended September 30, 2024, $2.8 million and $5.7 million, respectively, of professional service revenue was recognized over time, and there was immaterial professional service revenue recognized at a point in time when the performance obligation was fulfilled, and control of the service was transferred to the customer.
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
Licensing
The Company licenses Amelia’s software solutions, Virtual Assistance applications, and other voice solutions that are embedded in customer’s products or services. Licensing revenues are a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are on royalty arrangements with a per unit pricing or on fixed considerations. The Company records licensing revenue relating to usage-based royalty arrangements in the same period in which the underlying usage occurs. Licensing revenue on fixed considerations including fixed fee and a minimum guarantee from royalty arrangements are recognized when the Company grants the customer the right to use and benefit from the license at the start of the licensing period. Licenses may include post-contract support, which is a distinct performance obligation and revenue from post-contract support is recognized ratably over the licensing period.
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
•Industry standards;

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and nine months ended September 30, 2025 and 2024, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hosted services	$27,673	$17,546	$70,545	$34,977
Licensing	10,403	4,619	32,543	9,125
Professional services	3,859	2,851	10,432	5,747
Monetization	114	78	341	301
Total	$42,049	$25,094	$113,861	$50,150
For the three and nine months ended September 30, 2025 and 2024, the disaggregated revenue by geographic location* was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$29,994	$13,471	$71,341	$21,049
China	4,000	760	11,519	780
Korea	2,649	3,050	7,948	10,007
France	907	852	2,849	8,106
Other	4,499	6,961	20,204	10,208
Total	$42,049	$25,094	$113,861	$50,150
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and nine months ended September 30, 2025 and 2024, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Over time revenue	$32,178	$20,923	$82,664	$41,206
Point-in-time	9,871	4,171	31,197	8,944
Total	$42,049	$25,094	$113,861	$50,150
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage or life of the products, which are driven by number of devices, users or unit of time. Service Subscription revenues are generated through Houndified Services, Amelia services, and Virtual Assistance applications, which include customer services, food ordering, content, appointments and voice commerce, autonomous business workflows, and IT systems analysis. Subscription revenues are derived from monthly fees based on fixed fees, usage-based revenue, revenue per query or revenue per user. Houndified Products, Houndified Services, Amelia services, and Virtual Assistance applications may include professional services that develop and customize the Houndify platform, Amelia Software Platform, and Virtual Assistance applications to fit customers’ specific needs, and any post-contract support for on-premise solutions. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.
For the three and nine months ended September 30, 2025 and 2024, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service subscriptions	$33,932	$19,029	$90,562	$26,250
Product royalties	8,003	5,987	22,958	23,599
Monetization	114	78	341	301
Total	$42,049	$25,094	$113,861	$50,150
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
The contract asset and unbilled accounts receivable, net as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Balance Sheet Presentation	September 30, 2025	December 31, 2024
Unbilled account receivables - current	Contract assets and unbilled receivables, net	$14,668	$13,441
Contract assets - current	Contract assets and unbilled receivables, net	17,510	13,204
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net	8,811	922
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net	20,352	11,957
The change in the Company's unbilled accounts receivable and contract assets during the current period was primarily the result of customer invoicing and the performance of the Company's contracts, respectively. The Company has not recorded any specific asset impairment charges related to contract assets during the periods presented in the condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $11.1 million and $21.6 million, respectively, for the three and nine months ended September 30, 2025 as compared to $1.2 million and $4.0 million for the three and nine months ended September 30, 2024.
As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $70.6 million. Given the applicable contract terms, $41.3 million is expected to be recognized as revenue within one year, $27.6 million is expected to be recognized between 2 to 5 years and the remainder of $1.7 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill including the effect of measurement period adjustments for the nine months ended September 30, 2025, was as follows (in thousands):

Balance as of December 31, 2024	$101,704
Measurement period adjustment	(494)
Acquisition of Interactions	$21,067
Balance as of September 30, 2025	$122,277

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of SYNQ3, Amelia and Interactions at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary. Refer to Note 3 for further information on the measurement period adjustments of Amelia Acquisition.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		September 30, 2025
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$117,640	$20,149	$97,491
Customer relationships	3.0 - 7.0	101,060	14,237	86,823
Tradename	2.0 - 5.0	9,270	2,904	6,366
Conversation data	2.5	1,285	899	386
Total		$229,255	$38,189	$191,066

		December 31, 2024
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$7,696	$97,944
Customer relationships	3.0 - 7.0	74,360	5,322	69,038
Tradename	2.0 - 5.0	8,470	1,280	7,190
Conversation data	2.5	1,285	514	771
Total		$189,755	$14,812	$174,943
Amortization expense of intangible assets was $8.3 million and $23.4 million for the three and nine months ended September 30, 2025, respectively. These expenses were recorded as $4.3 million and $12.5 million, respectively, within cost of revenues for the three and nine months ended September 30, 2025. Amortization expense of intangible assets was $5.1 million and $7.2 million for the three and nine months ended September 30, 2024, respectively. These expenses were recorded as $2.7 million and $3.6 million, respectively, within cost of revenues for the three and nine months ended September 30, 2024.
Future amortization expense of intangible assets held as of September 30, 2025, is as follows (in thousands):

Year ending December 31,
2025	$9,670
2026	37,512
2027	34,930
2028	33,138
2029	32,501
Thereafter	43,315
Total	$191,066

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation expenses	$16,475	$15,850
Accrued vendor payables	8,378	8,141
Accrued litigation liabilities	2,015	1,750
Other accrued liabilities	1,273	551
	$28,141	$26,291
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of September 30, 2025 (in thousands):

Remainder of 2025	$3,500
2026	16,000
2027	24,000
2028	24,000
Total	$67,500
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company's assessment may change over time as individual proceedings or claims progress.
SYNQ3 v. TEBO
Prior to the SYNQ3 Acquisition, SYNQ3 filed a litigation against its landlord, TEBO in the United States District Court of Colorado, and TEBO counterclaimed in May 2022. On June 2, 2022, the District Court entered a judgment that was in favor of SYNQ3. TEBO filed the notice of appeal in July, 2023. On June 27, 2024, the Colorado Court of Appeals reversed the judgment and remanded the case to the District Court to enter judgment in favor of TEBO on both SYNQ3’s claim and TEBO’s counterclaim and to conduct further proceedings as are necessary to determine the damages, attorney fees and costs, if any, to be awarded to TEBO. On January 15, 2025, the Company entered a Settlement Agreement with TEBO. The Settlement Agreement requires SYNQ3 to pay $1.8 million to TEBO in January 2025 to resolve all matters related to the litigation and dispute. Therefore, the Company paid $1.8 million to TEBO under the Settlement Agreement during the first quarter of 2025, which was offset by the Deferred Consideration and Contingent SYNQ3 Holdback Consideration under the SYNQ3 Acquisition and was withheld from the sellers when the SYNQ3 Holdback Amount was settled in April 2025.
VB Assets, LLC v. SoundHound

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as VB Assets, LLC v. SoundHound AI, Inc., Case No. 1:24-cv-1279-MN. In its complaint, VB Assets, LLC alleges the Company is infringing U.S. Patent Nos. 8,073,681, 11,222,626, 8,886,536, 9,269,097, 9,502,025, and 11,087,385. VB Assets, LLC subsequently amended its complaint adding allegations that the Company is also infringing U.S. Patent Nos. 10,755,699, 10,297,249, and 7,818,176. At the appropriate time, the Company will deny all infringement allegations and allege that VB Assets, LLC patents asserted against the Company are invalid and/or unenforceable. The Company intends to vigorously defend itself in all respects. As of September 30, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2025.
Securities Litigation
On March 28, 2025, a class action complaint was filed in the United States District Court for the Northern District of California, captioned Liles v. SoundHound AI, Inc., Case No. 3:25-cv-02915-RFL. The complaint names as defendants the Company, its CEO Keyvan Mohajer, and its CFO Nitesh Sharan. The complaint asserts, among other things, claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks to represent a putative class of shareholders who purchased or otherwise acquired SoundHound securities between March 1, 2024 and March 11, 2025, both dates inclusive. On July 14, 2025, Judge Rita Lin appointed the leading plaintiff in the litigation. On July 25, 2025, a new Scheduling Order was entered. On October 1, 2025, the Lead Plaintiff served their amended complaint. The Company expects to file a motion to dismiss on or before December 12, 2025. The Company intends to vigorously defend the claims and believes the complaint lacks merit. As of September 30, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2025.
Derivative Actions
On April 8, 2025, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Bishop v. Mohajer, Case No. 3:25-cv-03172-JD. The complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On April 16, 2025, a similar purported shareholder derivative complaint was filed against the same defendants in the same forum, captioned Roy v. Mohajer, Case No. 5:25-cv-03363-NC. That complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. All derivative actions have been pending resolution of the Liles v. SoundHound AI et al securities class action litigation. As of September 30, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2025.

Corporate Opportunity Action

On February 6, 2025, a stockholder of the Company filed a putative class action (the “Corporate Opportunity Action”), alleging inter alia that Article XII, Section 12.1 of the Company’s Certificate of Incorporation violates Delaware law. The Company and its directors denied any and all wrongdoing alleged in the Corporate Opportunity Action but, to avoid the cost and distraction of litigation, the Board determined that it was advisable and in the best interests of the Company and its stockholders to revise Article XII of the Certificate of Incorporation (the “Opportunity Waiver Limitation Amendment”) and to submit the Opportunity Waiver Limitation Amendment to Company’s stockholders for approval. The Corporate Opportunity Action plaintiff agreed that the proposed language mooted his claims. The Company's stockholders approved the Opportunity Waiver Limitation Amendment on May 23, 2025. The Company reached an agreement whereby, without admitting any fault or wrongdoing, the Company agreed to pay an immaterial amount of attorneys’ fees and expenses to the plaintiff’s counsel as the mootness fee to resolve this matter. On July 24, 2025, the Court entered an order closing the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
case, subject to the Company filing an affidavit with the Court confirming compliance with the order. In entering the order, the Court did not review, and did not pass judgment on, the payment of the mootness fee.
Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $4.1 million as of September 30, 2025 and $3.1 million as of December 31, 2024.
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
As of September 30, 2025 and December 31, 2024, there were 3,661,465 and 3,663,955 Public Warrants and Private Warrants issued and outstanding, respectively. During the three and nine months ended September 30, 2025, the Company issued 1,380 and 2,490 shares, respectively, of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding and raised less than $0.1 million in cash proceeds. There were no common stock warrant exercises during the three and nine months ended September 30, 2024.
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
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the Term SOFR published by CME Group Benchmark Administration Limited for a one-month interest period plus 0.15% or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR plus 1.00%. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans. As of June 30, 2024, the contractual interest rate was approximately 14.0%. The Company was amortizing the discounts on an effective interest basis over the period from issuance through April 14, 2027 (the “Maturity Date”). The effective interest rate was 25.18% for the quarter ended June 30, 2024. The Company incurred zero and $6.0 million, respectively, in stated interest in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, and paid zero and $3.5 million for the respective periods. During the three and nine months ended September 30, 2024, the Company recorded zero and $1.5 million, respectively, in interest expense related to the debt discount.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On December 3, 2024, we entered into a letter agreement (the “Amelia Debt Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Amelia Debt Credit Agreement. In connection with the Amelia Debt prepayment, we paid a total of $39.8 million on December 4, 2024, which consisted of the remaining principal amount outstanding of $39.8 million and transaction expenses of an immaterial amount, resulting in a loss on debt of an immaterial amount.
NOTE 10. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of September 30, 2025 and December 31, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
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
During the nine months ended September 30, 2024, 475,005 shares of preferred stock were converted into 16,624,215 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion. There were no conversions during the nine months ended September 30, 2025.
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
NOTE 11. COMMON STOCK

At the 2025 Annual Meeting of Stockholders held on May 23, 2025, the Company’s stockholders approved to increase the number of authorized shares of Class A Common Stock from 455,000,000 to 755,000,000. As of September 30, 2025, the Company is authorized to issue 800,000,000 shares of capital stock, consisting of (a) 755,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
During the three and nine months ended September 30, 2024, certain holders of Class B Common Stock optionally converted zero and 4,750,000 shares, respectively, of Class B Common Stock into the same number of shares of Class A Common Stock. There was no conversion of Class B Common Stock during the three and nine months ended September 30, 2025.
Sales Agreement

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
During the three and nine months ended September 30, 2024, the Company sold a total of zero and 37,907,219 shares of our Class A common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement as of March 31, 2024. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of Class A common stock was $133.8 million.

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
During the three and nine months ended September 30, 2024, the Company sold a total of 10,465,581 and 31,694,198 shares of our common stock under the Equity Distribution Agreement, at a weighted-average price of $4.74 and $4.73 per share, respectively, and raised $49.6 million and $150.0 million of gross proceeds, respectively. After deducting approximately $1.2 million and $3.7 million, respectively, of commissions and offering costs incurred by the Company, the net proceeds from sales of common stock was $48.4 million and $146.2 million respectively during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Equity Distribution Agreement.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
During the three and nine months ended September 30, 2025, the Company sold 9,018,114 shares and 13,913,014 shares, respectively, of its common stock under the Second Equity Distribution Agreement, at an average price of $13.97 and $14.48 per share, respectively, and raised $126.0 million and $201.5 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $2.5 million and $4.0 million, respectively. As of September 30, 2025, the Company had a remaining capacity to sell up to an additional $48.5 million of its common stock under the Second Equity Distribution Agreement.
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan ("the Initial Limit"). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of September 30, 2025, the Company had 10,299,938 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of September 30, 2025, 1,074,224 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”, collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of September 30, 2025, the Company had 2,495,542 shares remaining for issuance under the 2024 Inducement Plan.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Options
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $0.1 million, which we expect to recognize over a weighted-average period of 0.25 years. There were no options granted during the three and nine months ended September 30, 2025.
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of September 30, 2025, performance level of 2024 revenue amount was not met. The Company assessed the performance level of 2025 was not probable of being met but the performance level of 2026 was probable of being met.
The Company also granted zero and 3,533,500 RSUs that vest over a four-year requisite service period to Amelia employees under 2024 Inducement Plan during the three and nine months ended September 30, 2025, respectively. Additionally, the Company granted 7,519,330 and 9,486,939 RSUs to other employees of the Company during the three and nine months ended September 30, 2025, respectively.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $169.9 million.
As of September 30, 2025, there was no unrecognized stock-based compensation expense related to the unvested Market-Based RSUs. There were no Market-Based RSUs granted during the three and nine months ended September 30, 2025.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $4.3 million. There were zero and 50,000 Performance-Based RSUs granted under 2024 Inducement Plan during the three and nine months ended September 30, 2025, respectively.
The total unrecognized stock-based compensation related to unvested RSUs is $174.2 million as of September 30, 2025 and this will vest over a weighted average period of 2.63 years.
Restricted Stock Awards
In connection with the SYNQ3 Acquisition, a total of 2,033,156 unvested restricted Class A Common Stock shares ("RSAs") were issued, 25% of which are subject to service conditions that vest at the end of each of the upcoming three fiscal years in three tranches, and 75% of which is subject to both service and performance-based vesting conditions in

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
three tranches. As of September 30, 2025, 422,409 RSAs were vested and 508,289 RSAs were forfeited as a result of the targets not met or not probable of being met.
The performance level for each of the fiscal years 2024, 2025 and 2026 is based on tiered annual revenue targets, subject to a floor of $9.0 million, $21.0 million and $30.0 million, respectively, with vesting ranging from 50% to 100% of the RSAs granted depending on the level of achievement of the specified revenue target in each year.
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of September 30, 2025, the performance level of the 2024 revenue amount was not met. The Company assessed the performance level of 2025 was not probable of being met but the performance level 2026 was probable of being met.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.1 million and $0.4 million, respectively, over a weighted average period of 1.05 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$2,451	$99	$6,769	$358
Sales and marketing	4,348	1,232	11,524	3,417
Research and development	6,725	4,389	25,244	11,555
General and administrative	6,182	3,340	17,419	7,962
Total	$19,706	$9,060	$60,956	$23,292
NOTE 13. OTHER INCOME, NET
Other income, net on the condensed consolidated statements of operations is comprised of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income, net
Interest income	$2,773	$2,263	$7,408	$6,898
Change in fair value of derivative	5,096	—	7,275	—
Gain on bargain purchase	—	—	—	1,223
Other income (expense), net	(639)	371	188	966
Total other income, net	$7,230	$2,634	$14,871	$9,087

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(109,271)	$(21,751)	$(54,063)	$(92,082)
Cumulative dividends attributable to Series A Preferred Stock	—	—	—	(416)
Net loss attributable to common shareholders - basic	$(109,271)	$(21,751)	$(54,063)	$(92,498)

Net loss	(109,271)	(21,751)	(54,063)	(92,082)
Change in fair value of dilutive instruments classified as derivatives	(1,860)	—	(2,709)	—
Cumulative dividends attributable to Series A Preferred Stock	$—	$—	$—	$(416)
Net loss attributable to common shareholders - diluted	$(111,131)	$(21,751)	$(56,772)	$(92,498)

Denominator:
Weighted average shares outstanding – basic	409,783,470	360,385,812	401,325,300	326,166,633
Effect of potentially dilutive equivalent shares	1,918,970	—	1,927,275	—
Weighted average shares outstanding – diluted	411,702,440	360,385,812	403,252,575	326,166,633

Basic net loss per share	$(0.27)	$(0.06)	$(0.13)	$(0.28)
Diluted net loss per share	$(0.27)	$(0.06)	$(0.14)	$(0.28)
For the three and nine months ended September 30, 2024, the diluted net loss per share is equal to the basic net loss per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Stock-based awards	13,899,673	32,940,778
Common stock warrants	488,529	3,665,996
Unvested restricted stock awards	77,069	508,289
Total	14,465,271	37,115,063

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table above does not include: (i) 1,377,899 and 4,440,482 shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 17,992,461 and 18,257,365 shares of contingently issuable earnout shares, respectively; outstanding as of September 30, 2025 and 2024, as these awards are subject to performance conditions that were not met as of those dates. The table also excludes 167,102 shares associated with the Contingent SYNQ3 Holdback Consideration in connection with the SYNQ3 Acquisition as these shares are subject to contingencies that were not met as of September 30, 2024.

The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such shares to participate in the combined entity’s losses. The weighted average shares outstanding used to calculate basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 excludes the 2,149,530 shares and 230,561 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.
NOTE 15. INCOME TAXES
The tax expense (benefit) and the effective tax rate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income loss before income taxes	(108,814)	(32,242)	(51,531)	(101,640)
Income tax (benefit) expense	457	(10,491)	2,532	(9,558)
Effective tax rate	(0.42)%	32.54%	(4.91)%	9.40%

The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily due to an increase in the domestic valuation allowance caused by tax losses, foreign withholding taxes, and foreign tax rate differentials from the U.S. domestic statutory tax rate and tax benefit resulting from an acquisition in 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses and acceleration of tax deductions for qualified capital expenditures acquired and placed into service after January 19, 2025, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with various effective dates between 2025 and 2027. During the three and nine months ended September 30, 2025, the enactment of the OBBBA resulted in an immaterial impact to the consolidated financial statements. The Company will continue to assess the full impact of these legislative changes as additional guidance becomes available.
NOTE 16. FAIR VALUE MEASUREMENTS
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$39,494	$—	$—
Money market funds	59,853	—	—
Other non-current assets
Derivative	—	—	7,385
Total assets	$99,347	$—	$7,385
Liabilities:
Contingent acquisition liabilities (Current)
Contingent earnout consideration	$—	$—	$3,400
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	—	—	214,858
Total liabilities	$—	$—	$218,258

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$38,070	$—	$—
Money market funds	131,767	—	—
Other non-current assets
Derivative	—	—	110
Total assets	$169,837	$—	$110
Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$4,076
Contingent acquisition liabilities
Contingent earnout consideration	—	—	286,898
Total liabilities	$—	$—	$290,974

Escrow Consideration

Derivative

The reconciliation of the Company's derivative measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2024	$110
Change in the fair value of derivative	1,289
Balance as of March 31, 2025	$1,399
Change in the fair value of derivative	890
Balance as of June 30, 2025	$2,289
Change in the fair value of derivative	5,096
Balance as of September 30, 2025	$7,385
The Company accounted for the Escrow Consideration under Amelia acquisition as equity-classified shares issued as part of the consideration transferred. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. During the three and nine months ended September 30, 2025, the Company recognized a gain of $5.1 million and $7.3 million, respectively, related to the change in fair value of derivative under other income in the condensed consolidated statement of operations and comprehensive loss.
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent SYNQ3 Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$4,076
Change in the fair value of liability	(2,349)
Balance as of March 31, 2025	$1,727
Change in the fair value of liability	2,393
Settlement	(4,120)
Balance as of June 30, 2025	$—
Balance as of September 30, 2025	$—

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	1,570
Balance as of March 31, 2024	$2,551
Measurement period adjustments	(554)
Change in the fair value of liability	(1,224)
Balance as of June 30, 2024	$773
Settlement	(206)
Change in the fair value of liability	164
Balance as of September 30, 2024	$731
The fair value of the cash portion of the Contingent SYNQ3 Holdback Consideration was estimated based upon the holdback period of 15 months, and discounted using the risk-free interest rate based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the 15-month holdback period. The fair value of the equity portion of the Contingent SYNQ3 Holdback Consideration was estimated based upon the value of the Company’s Class A

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Common Stock price. The fair value of the Contingent SYNQ3 Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3.
For the nine months ended September 30, 2025, the Company recognized a loss of less than $0.1 million, related to the Contingent SYNQ3 Holdback Consideration. For the three and nine months ended September 30, 2024, the Company recognized a loss of $0.2 million and $0.5 million, respectively, related to the Contingent SYNQ3 Holdback Consideration.
The fair value of the Contingent SYNQ3 Holdback Consideration has been estimated as of the Closing Date and September 30, 2024, under the following assumptions:

	January 3, 2024	September 30, 2024
Risk-free interest rate	4.6%	3.9%
Holdback period	1.25 years	0.50 years
Contingent Earnout Consideration
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$286,898
Change in the fair value of liability	(173,751)
Balance as of March 31, 2025	$113,147
Change in the fair value of liability	28,966
Balance as of June 30, 2025	$142,113
Acquisition of Interactions	9,900
Change in the fair value of liability	66,245
Balance as of September 30, 2025	$218,258

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Change in the fair value of liability	2,592
Balance as of March 31, 2024	$4,268
Change in the fair value of liability	$142
Balance as of June 30, 2024	$4,410
Acquisition of Amelia	$71,560
Change in the fair value of liability	$(1,520)
Balance as of September 30, 2024	$74,450
For the three and nine months ended September 30, 2025, the Company recognized a loss of $66.2 million and a gain of $78.5 million, respectively, related to the Contingent Earnout Consideration. For the three and nine months ended September 30, 2024, the Company recognized a gain of $1.5 million and a loss of $1.2 million, respectively, related to the Contingent Earnout Consideration. These gains and losses are reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from SYNQ3 Acquisition has been estimated as of the Closing Date, September 30, 2024 and September 30, 2025, with the following assumptions for the unobservable inputs:

	January 3, 2024	September 30, 2024	September 30, 2025
Discount rate	12.6%	10.0%	13.0%
Expected stock price volatility	115.3%	130.0%	115.0%
Risk-free interest rate	4.2%	3.6%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.13 - 1.75 years	0.13 - 0.75 years
The fair value of the Contingent Amelia Earnout Consideration acquired from Amelia Acquisition has been estimated as of the Closing Date, September 30, 2024 and September 30, 2025, with the following assumptions for the unobservable inputs:

	August 6, 2024	September 30, 2024	September 30, 2025
Metric specific discount rate	8.0%	7.5%	8.0%
Earnout payment discount rate	3.8%	3.6%	3.6%
Expected stock price volatility	73.0%	70.0%	111.0%
Expected metric volatility	11.0%	11.0%	14.0%
Risk-free interest rate for target revenue	4.0%	3.7%	3.7%
Risk-free interest rate for stock price	3.8%	3.6%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	1.4 - 2.4 years	1.25 - 2.25 years	0.25 - 1.25 years
The fair value of the Contingent Interactions Earnout Consideration acquired from Interactions Acquisition has been estimated as of the Closing Date and September 30, 2025, with the following assumptions for the unobservable inputs:

	September 3, 2025	September 30, 2025
Metric specific discount rate	8.0%	8.0%
Risk-free interest rate for target revenue	3.5%	3.5%
Expected metric volatility	15.0%	15.0%
Earnout payment discount rate	6.8%	6.6%
Expected life	1.3 - 2.3 years	1.25 - 2.25 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2025 and 2024.

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
In accordance with the adoption of ASU 2023-07 in 2024, the Company determined to disclose personnel costs which requires retrospective application to all prior periods presented in the financial statements. The personnel-related costs are the significant segment expenses included in the net loss that are regularly provided to the CODM. Personnel-related costs were $51.5 million and $149.2 million, respectively, and represented 61.7% and 63.6%, respectively, of total operating expenses during the three and nine months ended September 30, 2025. Personnel-related costs were $31.5 million and $76.4 million, respectively, and represented 57.1% and 60.9%, respectively, of total operating expenses during the three and nine months ended September 30, 2024.
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
The brother of one of our Board of Directors is a Senior Advisor to Guggenheim Securities, LLC and a member of the Guggenheim Securities investment banking team. Our board member did not participate in the Company’s decision to engage Guggenheim Securities, LLC to sell the Company's Class A Common Stock under at-the-market equity program and disclosed the fact that his brother would be involved in the services to be provided by Guggenheim Securities, LLC to the Company in advance of the determination by the Company to engage Guggenheim Securities, LLC. During the three and nine months ended September 30, 2025, the Company paid commissions of $0.1 million and $0.4 million, respectively, to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager.

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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 223 patents granted and over 108 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
Recent Developments

Interactions Acquisition
On September 3, 2025 (the “Interactions Acquisition Date”), we acquired all of the issued and outstanding equity of Interactions Corporation (the “Interactions Acquisition”), a pioneer in AI for customer service and workflow orchestration. This strategic deal is expected to strengthen and extend SoundHound’s growing leadership in Agentic AI and accelerate its market penetration in customer service across enterprise businesses. The combination also introduces major new powerhouse brands to the SoundHound customer portfolio, including global consumer icons, large technology device brands, insurers, automakers, and other preeminent Fortune 100 companies across industries.
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

•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings, including those offerings that we have acquired, have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models and acquiring companies such as SYNQ3, Amelia and Interactions which have synergistic businesses to ours that we believe will enhance value to customers, partners and shareholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. As we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Additionally, in addition to our acquisitions of SYNQ3, Amelia and Interactions, we may look to acquire other companies in the industry to develop synergies with our existing business.
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
“Houndified Products,” meaning products of our customers that employ SoundHound technology, and “Houndified Services,” meaning services provided to customers related to SoundHound technology, provide our customers with access to our Houndify platform over a contractual period without taking possession of the software. This generally includes revenues derived from implementation services (“professional services”) that develop and customize the Houndify platform to fit customers’ specific needs. These professional services are included in both our Product Royalties and Service Subscriptions revenues. Non-distinct professional services are recognized over the contractual life of the contract, whereas revenues from distinct professional services are recognized as the services are performed or when the services are complete depending on the arrangement.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $70.6 million as of September 30, 2025. Given the applicable contract terms, $41.3 million is expected to be recognized as revenue within one year, $27.6 million is expected to be recognized between 2 to 5 years and the remainder of $1.7 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
We anticipate that we will experience fluctuations in our revenues from quarter-to-quarter due to a variety of factors, including the supply and demand of end user products such as automobiles, the size and success of our sales force and the number of users who are aware of and use our applications. See Note 4 to our unaudited condensed consolidated financial statements for more information.
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

Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of contingent acquisition liabilities is related to contingent consideration from the SYNQ3, Amelia and Interactions acquisitions. The contingent consideration was determined to be liability classified and is remeasured as of each reporting period with a corresponding change in fair value recorded.
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
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. No interest expense was incurred during the three and nine months ended September 30, 2025 due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.
Other Income, Net
Other income, net consists of the change in fair value related to our derivative liability, interest income and other income (expense).
Provision (benefit) for Income Taxes
Income tax expense includes federal, state and foreign taxes and is based on reported income before income taxes. We are in a cumulative loss position for tax purposes based on historical earnings. As of December 31, 2024, we had $548.4 million of U.S. federal and $208.1 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2025 and 2028, respectively, with the exception of $403.3 million federal net operating loss carryforwards and $11.0 million state net operating loss carryforwards, which can be carried forward indefinitely.
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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenues	$42,049	$25,094	$16,955	68%
Operating expenses:
Cost of revenues	24,128	12,901	11,227	87%
Sales and marketing	16,381	8,363	8,018	96%
Research and development	22,848	19,545	3,303	17%
General and administrative	24,346	17,031	7,315	43%
Change in fair value of contingent acquisition liabilities	66,245	(1,356)	67,601	(4985)%
Amortization of intangible assets	3,992	2,377	1,615	68%
Total operating expenses	157,940	58,861	99,079	168%
Loss from operations	(115,891)	(33,767)	(82,124)	243%
Other expense, net:
Loss on early extinguishment of debt	—	—	—	100%
Interest expense	(153)	(1,109)	956	(86)%
Other income, net	7,230	2,634	4,596	174%
Total other income (expense), net	7,077	1,525	5,552	364%
Loss before provision (benefit) for income taxes	(108,814)	(32,242)	(76,572)	237%
Provision (benefit) for income taxes	457	(10,491)	10,948	(104)%
Net loss	$(109,271)	$(21,751)	$(87,520)	402%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenues	$113,861	$50,150	$63,711	127%
Operating expenses:
Cost of revenues	68,660	22,550	46,110	204%
Sales and marketing	44,225	19,560	24,665	126%
Research and development	73,409	50,161	23,248	46%
General and administrative	60,983	36,833	24,150	66%
Change in fair value of contingent acquisition liabilities	(78,496)	1,724	(80,220)	(4653)%
Amortization of intangible assets	10,925	3,603	7,322	203%
Total operating expenses	179,706	134,431	45,275	34%
Loss from operations	(65,845)	(84,281)	18,436	(22)%
Other expense, net:
Loss on early extinguishment of debt	—	(15,587)	15,587	(100)%
Interest expense	(557)	(10,859)	10,302	(95)%
Other income, net	14,871	9,087	5,784	64%
Total other income (expense), net	14,314	(17,359)	31,673	(182)%
Loss before provision (benefit) for income taxes	(51,531)	(101,640)	50,109	(49)%
Provision (benefit) for income taxes	2,532	(9,558)	12,090	(126)%
Net loss	$(54,063)	$(92,082)	$38,019	(41)%

*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	%
Revenues	$42,049	$25,094	68%
Cost of revenues	24,128	12,901	87%
Gross profit	$17,921	$12,193	47%
Gross margin	43%	49%	(6)%

	Nine Months Ended September 30,		Change
	2025	2024	%
Revenues	$113,861	$50,150	127%
Cost of revenues	68,660	22,550	204%
Gross profit	$45,201	$27,600	64%
Gross margin	40%	55%	(15)%

Revenues
The following tables summarize our revenues by type and geographic regions for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Service subscriptions	$33,932	$19,029	$14,903	78%
Product royalties	8,003	5,987	2,016	34%
Monetization	114	78	36	46%
Total	$42,049	$25,094	$16,955	68%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Service subscriptions	$90,562	$26,250	$64,312	245%
Product royalties	22,958	23,599	(641)	(3)%
Monetization	341	301	40	13%
Total	$113,861	$50,150	$63,711	127%

	Three Months Ended September 30,		Change
	2025	2024	$	%
Americas	$31,734	$16,672	$15,062	90%
Asia	6,940	4,956	1,984	40%
EMEA	3,375	3,466	(91)	(3)%
Total	$42,049	$25,094	$16,955	68%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Americas	$77,759	$24,250	$53,509	221%
Asia	20,613	14,137	6,476	46%
EMEA	15,489	11,763	3,726	32%
Total	$113,861	$50,150	$63,711	127%
Total revenues increased by $17.0 million, or 68%, in the three months ended September 30, 2025 compared to the same period in 2024. The increase of $14.9 million in service subscription revenue, primarily based in the Americas, was mainly driven from the contribution of acquisitions. Product royalties increased by $2.0 million, primarily due to licensing revenue in Asia .
Total revenues increased by $63.7 million, or 127%, in the nine months ended September 30, 2025 compared to the same period in 2024. The increase of $64.3 million in service subscription revenue, primarily based in the Americas, was driven by the contribution of acquisitions, This was offset by a decrease in product royalty professional service revenue in the EMEA region.
Cost of Revenues
Cost of revenues increased by $11.2 million and $46.1 million, or 87% and 204% in the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. Gross margin decreased to 43% and 40% during the three and nine months ended September 30, 2025, respectively, compared to 49% and 55%, respectively, during the same period in 2024 primarily due to the acquisition of Amelia in 2024, which included a amortization of acquired intangible assets in the amount of $3.6 million and $10.6 million for the three and nine months ended September 30, 2025, respectively, and the acquisition of Interactions in 2025, which included a amortization of acquired intangible assets in the amount of $0.2 million for the three and nine months ended September 30, 2025. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia, Interactions and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $8.0 million, or 96%, in the three months ended September 30, 2025 compared to the same period in 2024, primarily due to increases in 2025 of $6.9 million in personnel-related costs caused by Amelia and Interactions acquisitions, $0.7 million in office expense, $0.3 million in advertising expenses, $0.3 million in consulting fees, $0.2 million in travel expenses, and $0.1 million in legal and professional fees, which were partially offset by a decrease of $0.4 million incurred for information technology and facility allocations.
Sales and marketing expenses increased by $24.7 million, or 126%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to increases in 2025 of $20.9 million in personnel-related costs caused by Amelia and Interactions acquisitions, $2.1 million in office expense, $1.1 million in advertising expenses, $0.9 million in consulting fees, and $0.6 million in travel expenses, and $0.4 million in legal and professional fees, which were partially offset by a decrease of $1.2 million incurred for information technology and facility allocations.

We expect our sales and marketing expenses to remain stable in the short term. However, in the long term, we expect sales and marketing expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Research and Development
Research and development expenses increased by $3.3 million, or 17%, in the three months ended September 30, 2025 compared to the same period in 2024. The increase in research and development expenses was primarily due to increases in 2025 of $3.6 million in personnel-related costs caused by Amelia and Interactions acquisitions, $1.0 million in legal and professional fees, $0.8 million in office expense, $0.5 million in consulting fees, $0.1 million in utilities, and $0.1 million in travel expense, which were partially offset by a decrease of $1.5 million in cloud computing services, $1.1 million incurred for information technology and facility allocations, and $0.2 million in rent expense.
Research and development expenses increased by $23.2 million, or 46%, in the nine months ended September 30, 2025 compared to the same period in 2024. The increase in research and development expenses was primarily due to increases in 2025 of $22.7 million in personnel-related costs caused by Amelia and Interactions acquisitions, $1.5 million in legal and professional fees, $1.2 million in consulting fees, $1.1 million in office expense, $0.2 million in cloud computing services, $0.2 million in utilities, $0.2 million in travel expense, and $0.1 million in hardware cost, which were partially offset by a decrease of $3.4 million incurred for information technology and facility allocations and $0.4 million in rent expense.
We expect our research and development expenses to remain stable in the short term. However, in the long term, we expect research and development expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
General and Administrative
General and administrative expenses increased by $7.3 million, or 43%, in the three months ended September 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses was primarily due to increases in 2025 of $4.6 million in personnel-related costs caused by Amelia and Interactions acquisitions, $1.4 million in information technology and facility allocations, $1.0 million in bad debt expense, $0.3 million in legal and professional fees, $0.2 million in taxes and license fees, $0.2 million in payroll fees, and $0.1 million in insurance expense, which were partially offset by a decrease of $0.2 million in consulting fees, $0.2 million in cloud computing fees, and $0.1 million in office expense.
General and administrative expenses increased by $24.2 million, or 66%, in the nine months ended September 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses was primarily due to increases in 2025 of $13.7 million in personnel-related costs caused by Amelia and Interactions acquisitions, $4.6 million in information technology and facility allocations, $2.5 million in bad debt expense, $1.1 million in office expense, $1.5 million in legal and professional fees, $0.4 million in insurance expense, $0.3 million in taxes and licenses, $0.1 million in tax and payroll processing fees, $0.1 million in cloud computing services, $0.1 million in software cost, $0.1 million in hardware cost. and $0.1 million in utilities, which were partially offset by a decrease of $0.5 million in rent expense.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is marked-to-market based on the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a loss of $66.2 million and a gain of $78.5 million for the three and nine months ended September 30, 2025. The increase of the Company's stock price as of September 30, 2025 compared to the stock price as of June 30, 2025, resulted in an increase in its fair value of contingent acquisition liabilities during the three months ended September 30, 2025. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on the quarterly basis over the remaining earnout period until 2026. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.

Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Cost of revenues	$4,322	$2,691	$1,631	61%
Operating expenses	3,992	2,377	1,615	68%
Total amortization	$8,314	$5,068	$3,246	64%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Cost of revenues	$12,452	$3,573	$8,879	249%
Operating expenses	10,925	3,603	7,322	203%
Total amortization	$23,377	$7,176	$16,201	226%
Amortization of intangibles increased by $3.2 million and $16.2 million, or 64% and 226% in the three and nine months ended September 30, 2025 compared to the same period in 2024. The increase in amortization of intangibles was primarily attributable to the Amelia Acquisition that was closed during the third quarter of 2024 and Interaction Acquisition that was closed during the third quarter of 2025.
Interest Expense
Interest expense decreased by $1.0 million and $10.3 million, or 86% and 95% in the three and nine months ended September 30, 2025 compared to the same period in 2024. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024 and Amelia Debt in December, 2024, resulting in the decrease in interest expense.
Other Income, Net
The following tables summarize our other income, net, by type ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Interest income	$2,773	$2,263	$510	23%
Change in fair value of derivative	5,096	—	5,096	100%
Other income (expense), net	(639)	371	(1,010)	(272)%
Other income, net	$7,230	$2,634	$4,596	174%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Interest income	$7,408	$6,898	$510	7%
Change in fair value of derivative	7,275	—	7,275	100%
Gain on bargain purchase	—	1,223	(1,223)	100%
Other income (expense), net	188	966	(778)	(81)%
Other income, net	$14,871	$9,087	$5,784	64%

Interest Income
Interest income increased by $0.5 million or 23% and $0.5 million or 7% for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during the three months ended September 30, 2024, as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the period ended September 30, 2025.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $15.6 million recorded in the nine months ended September 30, 2024 was attributable to a loss on repayment of Term Loan in June 2024. See Note 9 to our unaudited condensed consolidated financial statements included within this report for more information.
Gain on Bargain Purchase
The gain on bargain purchase of $1.2 million was recorded within other income, net in the condensed consolidated statements of operations and comprehensive loss in the nine months ended September 30, 2024 as a result of a favorable fair value of identifiable net assets acquired from an immaterial acquisition at the date of acquisition as compared with the purchase price. See Note 3 to our unaudited condensed consolidated financial statements included within this report for more information.
Change in fair value of derivative
Change in fair value of derivative increased by $5.1 million and $7.3 million, or 100% in the three and nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily attributable to the remeasurement gain from the change in fair value of a derivative assumed from Amelia acquisition. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information.
Provision (benefit) for Income Taxes
The following table summarizes the provision (benefit) for income taxes ($ in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Provision (benefit) for income taxes	$457	$(10,491)	$10,948	(104)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Provision (benefit) for income taxes	$2,532	$(9,558)	$12,090	(126)%
Provision (benefit) for income taxes increased by $10.9 million and $12.1 million, or 104% and 126% in the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. This increase was primarily attributable to decreased tax benefit from acquisitions.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of September 30, 2025 was $268.9 million. Although we have incurred recurring losses each year since our inception, except for a net income of $129.9 million reported for the three months ended March 31 2025 and $55.2 million reported for the six months ended June 30, 2025, primarily due to the change in fair value of acquisition related liabilities, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and, available cash balances and expected cash proceeds from the on-going at-the-market equity program. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
Second Equity Distribution Agreement
On January 24, 2025, we entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. with respect to an at-the-market equity program. Under this program, we may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the sales managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The sales managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of our Class A Common Stock. During the three and nine months ended September 30, 2025, we sold 9,018,114 shares and 13,913,014 shares, respectively, of our common stock under the Second Equity Distribution Agreement, at an average price of $13.97 and $14.48 per share, respectively, and raised $126.0 million and $201.5 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $2.5 million and $4.0 million, respectively. As of September 30, 2025, the Company had a remaining capacity to sell up to an additional $48.5 million of our common stock under the Second Equity Distribution Agreement.

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

We incurred $2.2 million in acquisition related expenses, of which less than an immaterial amount and $0.1 million were incurred during the three and nine months ended September 30, 2025, respectively. We incurred zero and $0.8 million acquisition related expenses during the three and nine months ended September 30, 2024, respectively. These acquisition related expenses were recorded as general and administration expenses in our condensed consolidated statements of operations and comprehensive loss.

SYNQ3 Holdback

The $0.5 million in cash and 1,179,514 shares of our Class A Common Stock were withheld for a period of 15 months (the “SYNQ3 Holdback Amount”). We determined that there are two components to the SYNQ3 Holdback Amount related to deferred consideration and contingent consideration, each comprised of cash and shares.

The deferred cash holdback consideration of $0.1 million and the deferred share holdback consideration of 361,145 shares of our Class A Common Stock (collectively, the “Deferred Consideration”) were not recognized as of the SYNQ3 Acquisition Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.

The contingent cash and share holdback consideration to be issued is variable (“Contingent SYNQ3 Holdback Consideration”). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. We accounted for the Contingent SYNQ3 Holdback Consideration as a liability on the condensed consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of our Class A Common Stock. During the year ended December 31, 2024, we issued 38,277 shares of our Class A Common Stock and paid an immaterial amount in cash from the Contingent SYNQ3 Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent SYNQ3 Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on our condensed consolidated statement of operations and comprehensive loss.

In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of June 30, 2025. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Holdback Consideration.
Contingent SYNQ3 Earnout Consideration
We also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock, to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). We accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on our condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive loss. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of our Class A Common Stock. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration. As of September 30, 2025, the 2024 revenue target was not met. The Company assessed the 2025 revenue target was not probable of being met but the 2026 revenue target was probable of being met. No earnout consideration was issued as of September 30, 2025.
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

On the Amelia Acquisition Date, we issued a total of 3,809,520 shares of the SoundHound Class A common stock to the sellers. Pursuant to the terms of the purchase agreement, we also issued and deposited 2,149,530 shares of the SoundHound Class A common stock into an escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We also paid $8.4 million of cash for seller transaction expenses in connection with the closing of the Amelia Acquisition. We agreed to issue up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026. The fair value of the purchase consideration was $98.6 million.

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

Escrow Consideration
On the Amelia Acquisition Date, we issued and deposited 2,149,530 shares of our Class A Common Stock into an escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We accounted for the escrow consideration as equity issued as part of consideration transferred. Upon the settlement of any valid indemnification claims against the sellers, the escrow agent will return a number of shares to us equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. We concluded that this variability in settlement value is a derivative that is requirement to be remeasured to fair value due to changes in stock price. For the three and nine months ended September 30, 2025, we recognized a gain of $5.1 million and $7.3 million, respectively, related to remeasurement of the derivative, reflected in the other income, net in the condensed consolidated statement of operations and comprehensive loss. Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We

accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million and will be settled in shares of our Class A Common Stock. For the three and nine months ended September 30, 2025, we recognized a loss of $65,945,000 and a gain of $70.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, the Company assessed the 2025 and 2026 revenue targets were probable of being met.
During the nine months ended September 30, 2025, we recorded measurement period adjustments to decrease the accrued liabilities by $0.1 million and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, we recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the condensed consolidated financial statements as of and for the nine months ended September 30, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.
The purchase price allocation has been finalized as of September 30, 2025.
We incurred $6.7 million in acquisition related expenses, of which $0.1 million and $0.9 million was incurred during the three and nine months ended September 30, 2025 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.
Interactions Acquisition
On September 3, 2025 (the “Interactions Acquisition Date”), we acquired all of the issued and outstanding equity of Interactions Corporation (the “Interactions Acquisition”), a pioneer in AI for customer service and workflow orchestration. This strategic deal is expected to strengthen and extend SoundHound’s growing leadership in Agentic AI and accelerate its market penetration in customer service across enterprise businesses. The transaction also expands SoundHound’s customer portfolio across various industries, including global consumer icons, large technology device brands, insurers, automakers, and other preeminent Fortune 100 companies across industries.
The fair value of the preliminary purchase consideration was $76.1 million. The preliminary purchase consideration includes $19.4 million of cash paid to the selling shareholders. We also paid $4.1 million of cash for seller transaction expenses in connection with the closing of the Interactions Acquisition.
In connection with the Interactions Acquisition, we paid the debt held by Interactions (the “Interactions Debt”) on the Interactions Acquisition Date in an aggregate principal amount of $41.5 million as part of the purchase consideration under the merger agreement.
We has also withheld purchase consideration of $1.2 million in cash, subject to customary net working capital adjustments, to partially secure the indemnification obligations of Interactions' former stockholders under the merger agreement and agreed to pay up to $25.0 million in cash to certain former stockholders of Interactions based upon the achievement of specified future milestones in fiscal years 2026 and 2027 (the "Contingent Interactions Earnout Consideration).
Interactions Holdback
As of the Interactions Acquisition Date, the $1.2 million in cash withheld (the "Deferred Interactions Holdback Consideration") consisted of two components, adjustment holdback consideration and indemnity holdback consideration.
The adjustment holdback consideration of $1.0 million was recorded within other current liabilities at fair value as of the Interactions Acquisition Date (the "Interactions Adjustment Holdback Consideration"), and is estimated to be paid within 120 days subsequent to the Interactions Acquisition Date to Interactions' former stockholders for the settlement of net working capital adjustments.
The indemnity holdback consideration of $0.2 million was recorded within other current liabilities, which was withheld for a period of 12 months subsequent to the Interactions Acquisition Date (the "Interactions Indemnity Holdback

Consideration"). Payment will occur after the sellers complete their review of the closing statement which must be submitted by the acquirer within 120 days of the Interactions Acquisition Date.

Contingent Interactions Earnout Consideration
We also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026. We accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the condensed consolidated statement of operations and comprehensive loss. As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three months ended September 30, 2025, we recognized a loss of $0.3 million related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, we assessed the 2026 and 2027 revenue targets were probable of being met, and an existing contract with a specific customer was probable of being renewed or extended on or before March 31, 2026.
The purchase accounting is not yet complete as of September 30, 2025 and as such, the final allocation among purchase consideration, intangible assets, net assets acquired and goodwill may be subject to change. Any adjustments to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.
We incurred $3.8 million in acquisition related expenses during the three and nine months ended September 30, 2025 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.
Other Acquisition
On June 14, 2024, we completed an immaterial acquisition for total purchase consideration of $1.0 million. As part of the acquisition, we acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a gain on bargain purchase of $1.2 million within other income, net in the condensed consolidated statements of operations and comprehensive loss during the quarter of the acquisition, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the purchase price. We were able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.
The purchase price allocation has been finalized as of March 31, 2025.
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

Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(76,336)	$(75,755)
Net cash used in investing activities	(56,965)	(12,292)
Net cash provided by financing activities	204,514	115,445
Effects of exchange rate changes on cash	(257)	(16)
Net change in cash, cash equivalents, and restricted cash equivalents	$70,956	$27,382
Cash Flows Used in Operating Activities
Net cash used in operating activities was $76.3 million during the nine months ended September 30, 2025 compared to $75.8 million during the nine months ended September 30, 2024. The $0.6 million increase in cash used in operating activities was primarily due to decreases of $38.0 million in net loss and $11.5 million in deferred income taxes, and increases of $37.7 million in stock-based compensation, $16.0 million in depreciation and amortization, $2.5 million in other non-cash loss and $1.0 million in amortization of capitalized commissions, which were partially offset by the movement of $80.2 million from change in the fair value of contingent acquisition liabilities, decrease of $15.6 million in loss on early extinguishment of debt, $7.3 million in change in fair value of derivative, $2.0 million in changes in operating assets and liabilities, $1.6 million in amortization of debt issuance cost, $0.5 million in foreign currency gain from remeasurement, and non-cash lease amortization of $0.1 million. Within the increase of $37.7 million in stock-based compensation, $3.8 million was related to accelerated vesting of RSAs during the nine months ended September 30, 2025 as part of our integration plan of SYNQ3.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $57.0 million during the nine months ended September 30, 2025 compared to $12.3 million during the nine months ended September 30, 2024. The $44.7 million increase in cash used in investing activities was primarily driven by the increases of payments related to acquisitions of $42.9 million and software development costs of $1.8 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $204.5 million during the nine months ended September 30, 2025 compared to $115.4 million during the nine months ended September 30, 2024. The $89.1 million increase in cash provided by financing activities was primarily due to decreases of $175.6 million in the payment of notes payable, and $3.2 million in the payment of financing costs associated with the Sales Agreement and Second Equity Distribution Agreement, which is partially offset by decreases of $85.8 million in net proceeds from sales of Class A Common Stock under the Sales Agreement and Second Equity Distribution Agreement and $3.8 million in proceeds from exercise of stock options and employee stock purchase plan, and an increase of $0.2 million in the payment to settle contingent holdback liabilities from SYNQ3 acquisition.
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
Critical Accounting Policies and Significant Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included elsewhere in this report that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported loss generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgment about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
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
Foreign Exchange Risk
Our condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of $0.5 million and $1.0 million during the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.5 million during the three and nine months ended September 30, 2024, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

In accordance with the Compliance and Disclosure Interpretations issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures that are subsumed in internal control over financial reporting. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting related to Interactions LLC (Interactions), which was acquired by the Company during the quarter in an acquisition accounted for as a business combination. Interactions’ total assets represented approximately 13.83% of the Company's consolidated total assets as of September 30, 2025, excluding the effects of purchase accounting, and its revenues represented approximately 13.08% and 4.83%, respectively, of the Company's consolidated total revenues for the three and nine months ended September 30, 2025.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. As of September 30, 2025, the material weaknesses were as follows:
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
The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, immaterial errors related to SYNQ3 and Amelia acquisitions during the year ended December 31, 2024 and immaterial errors in various accounts during the interim and annual periods during 2023, 2024, first quarter, second quarter and third quarter of 2025. The material weaknesses related to segregation of duties and IT general controls did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Management's Plan to Remediate the Material Weaknesses
Management continues to make significant progress towards completion of the remediation activities as disclosed in Item 9A of the 2024 Form 10-K. The following remediation actions were completed during the third quarter:
•Initiated the process to consolidate all disparate international (non-US) payroll systems into one centralized payroll system for international (non-US) entities.

•Initiated the process to consolidate multiple Customer Relationship Management (CRM) systems into one CRM system.
•Designed and implemented new control activities and enhanced the design of existing control activities related to the Revenue and Business Combination processes.
•Initiated a process to automate quarterly user access reviews and the segregation of duties analysis.
While progress was made during the third quarter, management continues to execute the activities needed to implement its remediation plan. The material weaknesses will not be considered remediated until management completes the design and implementation of the necessary controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting

As noted above, there were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes from these risk factors during the quarter ended September 30, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on August 19, 2025 (with the first trade under the new plan not to be made prior to December 1, 2025). The trading plan will be effective until February 28, 2026 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock and up to 904,045 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on May 20, 2025 (with the first trade under the new plan not to be made prior to October 1, 2025). The trading plan will be effective until December 31, 2025 and provides for the sale of up to 800,000 shares of Mr. Hom's 1,812,588 shares of Class B common stock and up to 108,683 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on August 19, 2025 (with the first trade under the new plan not to be made prior to January 2, 2026). The trading plan will be effective until March 31, 2026 and provides for the sale of up to 750,000 shares of Mr. Hom's 1,812,588 shares of Class B common stock and up to 159,879 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
•Majid Emami, Chief Science Officer and Senior Vice President, adopted a new trading plan on September 23, 2025 (with the first trade under the new plan not to be made prior to January 2, 2026). The trading plan will be effective until March 31, 2026 and provides for the sale of up to 2,400,000 shares of Mr. Emami's 16,583,756 shares of Class B common stock and up to 301,297 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.

•Diana Sroka, Director, adopted a new trading plan on August 12, 2025 (with the first trade under the new plan not to be made prior to November 11, 2025). The trading plan will be effective until May 31, 2026 and provides for the sale of up to 5,370 shares of Ms. Sroka's Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
10.1**	Agreement and Plan of Merger, dated September 3, 2025, by and among SoundHound, Inc., Iris Merger Sub, Inc., Shareholder Representative Services LLC, Interactions Corporation and SoundHound AI, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive loss, (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished or filed in other filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: November 10, 2025	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Nitesh Sharan
	Name:	Nitesh Sharan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)