Form 10-K
period 2025-12-31
SOUNDHOUND AI, INC.
filed 2026-03-02
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $10.73 for shares of the Registrant’s Class A common stock, was approximately $3,580.2 million.
As of February 26, 2026, there were 390,278,787 shares of the Company’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B common stock, $0.0001 par value per share, issued and outstanding.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 359 patents granted and over 102 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent.
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
Following the integration of the Amelia platform into SoundHound's ecosystem in 2025, we enhanced our AI agent platform by enabling full-stack agentic AI for enterprises, moving beyond simple voice response to systems that can reason through IT support or customer service requests and execute backend actions autonomously. With the launch of the Amelia 7 platform in 2025, SoundHound’s AI agent orchestration platform brings new capabilities into the vehicle, enabling multiple agents to carry out tasks and transactions on behalf of the driver – from the company’s own voice commerce agents that allow food ordering and reservations with top restaurant brands, to external agents that will allow users to check email or adjust their schedules.
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
To provide another example, if a user is looking for a restaurant, but anything other than Chinese (because they had Chinese food yesterday) they can ask the concierge of a hotel: “Show me restaurants, excluding Chinese,” and the concierge can point the customer in the right direction. But when talking to a typical voice assistant, users often don’t ask the question: “show me restaurants, excluding Chinese,” because they don’t expect that it will work. And in fact, most other voice assistants will offer Chinese restaurants when asked to show restaurants excluding Chinese. With SoundHound’s technology, users can ask even more complicated questions, such as: “show me Asian restaurants in San Francisco, excluding Chinese and Japanese, and only show the ones that have more than three stars and are open after 9:00 PM on Wednesdays.” In addition, users can follow up and ask it to refine the criteria such as “remove Korean and Vietnamese, sort by rating then by price, and only show the ones that are good for kids and have a patio.”
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
With the popularization of Generative AI and Large Language Models in early 2023, we view this as an inflection point for Conversational AI, with a clear intersection between technology readiness and subsequent demand and adoption. Such intersections are rare, and SoundHound is in a unique position to create tremendous value.
With the launch of Amelia 7 platform in 2025, our AI agent orchestration platform brings new capabilities into the vehicle, enabling multiple agents to carry out tasks and transactions on behalf of the driver – from the company’s own voice commerce agents that allow food ordering and reservations with top restaurant brands, to external agents that will allow users to check email or adjust their schedules.
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
We offer an ecosystem with our expert domain selections that seamlessly arbitrates between LLMs and real time domains and limits "AI hallucinations," along with definable privacy controls, which are becoming increasingly important in the industry of Voice AI. We also offer edge, cloud and hybrid solutions, which means our technology can optionally run without a cloud connection for increased flexibility and privacy. Our focus is on delivering the most advanced Voice AI in the world and thus allowing our partners to differentiate and innovate their overall experiences for their brands. Additionally, there is no conflict of interest between us and our partners and customers as we do not compete with them (as some other Voice AI vendors do).
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
Intellectual Property
SoundHound’s intellectual property portfolio includes over 359 patents granted and over 102 patents pending worldwide. These patents cover areas such as speech recognition, natural language understanding, machine learning, human interfaces, and others, including monetization and advertising.

Out of our 461 patents granted and pending, more than 40 of these patents are in conversational monetization. Because we predict that search traffic will change from keyword-based queries to conversational interactions, we have a large number of patents in the area of conversational advertising.
Human Capital
At SoundHound, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to create an environment that supports employee success and a culture where everyone has a voice in driving innovation.
Employees
As of December 31, 2025, we had approximately 954 full-time employees, of which approximately 56% were in the United States and 44% were in our international locations. We have not experienced work stoppages and believe our employee relations are good.
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
Legal Proceedings
From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to personal injuries sustained using our products and services, intellectual property infringement, breaches of contract or warranties or employment-related matters. As of the date hereof, we are party to certain material legal proceedings as described in Note 8 to our consolidated financial statements.
Available Information
Our website is located at www.soundhound.com, and our investor relations website is located at investors.soundhound.com. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, is available via a link through our investor relations website, free of charge, after we file or furnish them with the Securities and Exchange Commission (“SEC”) and they are available on the SEC's website. We also utilize our investor relations website to webcast our earnings calls and provide notifications of news or announcements regarding our business updates, financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press releases and earnings releases. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of ethics, is also available on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
•Our acquisition of SYNQ3, Amelia, Interactions and any potential future acquisitions or strategic transactions may not be accretive and may subject us to various risks that could adversely affect our business and for which we may not achieve the anticipated benefit of such a transaction;
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations and the trading price of our stock could be negatively affected.
Risks Related to our Intellectual Property and Technology
•Our use of open source technology could impose limitations on our ability to commercialize our software;
•Third parties have claimed presently and in the past and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products or making our technologies available to our customers if such claims are successful;
•Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations;
Risks Related to our Securities and our Dual Class Common Stock Structure
•Our stock price and trading volume has fluctuated significantly;
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

For example, in Europe, the European Parliament formally enacted the European Union’s Artificial Intelligence Act (the “AI Act”), which was entered into force on August 1, 2024 and will become fully applicable on August 2, 2026, with some provisions already applying from February 2025. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework seeks to categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. While the AI Act has only recently been enacted, there is a risk that our current or future AI-powered software or applications may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business. For example, the AI Act would prohibit certain uses of AI systems and place numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way AI is regulated in the European Union and beyond, and, together with developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations.

We expect other jurisdictions around the world will adopt similar laws. In the United States, several states and localities have enacted measures related to the use of AI and machine learning in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. Further, under privacy and data security laws as well as other obligations, we may be required to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences. For example, the FTC has required companies to turn over valuable insights or trainings generated through the use of AI and machine learning where they allege the company has violated privacy and consumer protection laws. If we cannot use generative AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
SoundHound may experience pricing pressure from its customers in the future, including, relative to its automotive industry customers, pricing pressure resulting from the strong purchasing power of major original equipment manufacturers (“OEMs”). SoundHound may be expected to quote fixed prices or be forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for SoundHound’s work. Any price reductions could impact SoundHound’s sales and profit margins. SoundHound’s profitability is also influenced by its success in designing and marketing technological improvements in Voice AI systems. If SoundHound is unable to offset any price reductions in the future, its business, results of operations and financial condition would be adversely affected.
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
For the year ended December 31, 2025, there was no customer that accounted for more than 10% of the Company's total revenues. For the year ended December 31, 2024, one customer accounted for 14% of the Company's total revenues. For the year ended December 31, 2023, two customers accounted for 62% of the Company's total revenues.
As of December 31, 2025, there was no customer that accounted for more than 10% of the Company’s consolidated accounts receivable balance. Accounts receivable balances due from one customer accounted for 23% of the Company’s consolidated accounts receivable balance at December 31, 2024.
The unbilled receivables balances from five customers collectively totaled 83% of the Company’s consolidated unbilled receivables balance at December 31, 2025. The unbilled receivables balances from two customers collectively totaled 74% of the Company’s consolidated unbilled receivables balance at December 31, 2024.
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

Additionally, China has implemented new regulation pertaining to cybersecurity and the protection of personal information, including the Data Security Law which took effect in September 2001 and the Personal Information Protection Law which took effect in November 2021. Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with cybersecurity and data security legislation could significantly increase the cost to SoundHound of carrying out its business in China, require significant changes to its operations or even prevent SoundHound from providing certain service offerings in jurisdictions in which SoundHound currently operates or in which it may operate in the future.
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
During the years ended December 31, 2025, 2024 and 2023, SoundHound derived approximately 36%, 45% and 85%, respectively, of its revenues from customers located in countries outside the United States, and SoundHound plans to increase its international operations in the future. Accordingly, SoundHound expects to increasingly face significant operational risks and expenses from doing business internationally.
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
We completed our acquisitions of Synq3, Inc. ("SYNQ3") in January 2024, Amelia Holdings, Inc. ("Amelia") in August 2024, and Interactions Corporation ("Interactions") in September 2025, and we continue to actively evaluate opportunities to grow and enhance our business and technologies. We have incurred certain significant costs relating to the SYNQ3, Amelia and Interactions acquisitions, such as legal, accounting, financial advisory and other professional services fees, as well as other customary payments. In the event we engage in an acquisition or other strategic transaction, including by making an investment in another company, we may need to acquire additional financing. Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction, may entail numerous operational and financial risks, including the risks outlined above and additionally:
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
If intangible assets and goodwill that we recorded in connection with our acquisitions, including our SYNQ3, Amelia, and Interactions acquisitions, become impaired, we may have to take significant charges against earnings, which would have a negative impact on our financial condition and results of operations.
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Under generally accepted accounting principles in the United States, we must assess, at least annually and potentially more frequently, whether the value of indefinite-lived intangible assets and goodwill have been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders’ equity in future periods.
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
The integration of our acquisitions, and in particular, our acquisition of SYNQ3, Amelia, and Interactions, may result in significant accounting charges that adversely affect the financial results of our company.
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
The success of our recent acquisitions will depend, in part, on our ability to:
•integrate SYNQ3, Amelia, and Interactions' customer bases and capitalize on our cross-selling opportunities;

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
To date, SoundHound has generated substantial net losses and negative cash flows from operating activities. SoundHound will likely continue to have net losses and negative operating cash flows as SoundHound continues to invest in its development activities, and in sales and marketing. SoundHound also expects to continue to incur the incremental costs of operating as a public company, contributing to SoundHound’s losses and operating uses of cash. SoundHound’s costs may also increase due to such factors as higher than anticipated financing and other costs; increases in the costs of labor or infrastructure, in particular following the implementation of the restructuring plan; and major incidents or catastrophic events. If any of these or similar factors occur, SoundHound’s net losses and accumulated deficit could increase significantly and the price of shares of its common stock could decline.
SoundHound may require additional capital to continue its planned business operations but may not be able to obtain such capital when desired on favorable terms, if at all, or without dilution to its stockholders.
Even though the total unrestricted cash and cash equivalents on hand as of December 31, 2025 was $248.5 million, we have had negative cash flows from operations of $98.2 million, $108.9 million and $68.3 million, respectively, during the years ended December 31, 2025, 2024 and 2023. Accordingly, SoundHound may require additional capital to continue its planned business operations. SoundHound anticipates that current cash, cash equivalents, cash provided by operating activities and funds available through SoundHound’s at-the-market offering program ("ATM"), will not be sufficient to meet its long-term expected future capital needs. SoundHound will need additional financing to execute on its current or future business strategies, including to:
•potentially hire additional software engineers, sales and marketing professionals, and other personnel as needed following implementation of the restructuring plan;
•develop new or enhance existing products and services;
•enhance SoundHound’s operating infrastructure;
•acquire complementary businesses or technologies; or
•otherwise respond to competitive pressures.
If SoundHound raises additional funds through the issuance of equity, including its ATM program, or convertible debt securities, or grants competitive equity awards to attract and retain qualified employees, the percentage ownership of its stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders, including those acquiring shares in this offering. SoundHound cannot assure you that additional financing will be available on terms favorable to SoundHound, or at all, particularly in light of inflationary pressures and resulting increases in the cost of borrowing. If adequate funds are not available or are not available on acceptable terms, if and when needed, SoundHound’s ability to fund its operations, take advantage of unanticipated opportunities, develop or enhance its products, or otherwise respond to competitive pressures would be significantly limited.
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

The Company has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future, which may result in material misstatements of the Company’s consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations and the trading price of the Company's stock could be negatively affected.

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

We identified material weaknesses in internal control over financial reporting as of December 31, 2025. These material weaknesses were previously disclosed and continue to exist. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses that continue to exist as of December 31, 2025:

•The Company did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex financing transactions.
•The Company did not design and maintain effective controls to verify appropriate segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to an individual, and addressing conflicts on a timely basis.

The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, and immaterial errors in various accounts during the interim and annual periods during 2023, 2024 and 2025. The material weakness related to segregation of duties did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

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

While we are in the process of addressing the material weaknesses as disclosed herein, elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Stock Market, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. Further, if we fail to remedy these deficiencies (or any other future deficiencies) or maintain effective internal control over financial reporting, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

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

Although SoundHound is not directly impacted by the tariffs as a software-as-a-service ("SaaS") provider, SoundHound’s business or stock price may be adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures on our customers implemented by the U.S. and other governments.
In 2025, there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early April, 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S. from about 90 nations. Although SoundHound is not directly impacted by the tariffs as a SaaS provider, the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business partners are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, and exemptions or exclusions that may be granted. Any new or additional tariffs on goods imported to the U.S. could eventually impact the demand of our products and services from our business partners or our pricing strategy. Additionally, U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations, which may ultimately increase the unpredictability of our business or stock price.
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
SoundHound has been, is currently and in the future may be subject to claims and legal actions alleging that we or its customers may be infringing or contributing to the infringement of the intellectual property rights of others. For example, on November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. See “Legal Proceedings” for more information. We may be unaware of intellectual property rights of others that may cover some of its technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of SoundHound’s management and key personnel from its business operations. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of its products, cause severe disruptions to its operations or the markets in which we compete, or require us to satisfy indemnification commitments with its customers including contractual provisions under various arrangements. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of SoundHound’s confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have a material adverse effect on SoundHound’s business and its financial results. Any of these could seriously harm SoundHound’s business.
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
The market price and trading volume of SoundHound’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”) has fluctuated widely and may continue to fluctuate widely, depending on many factors, some of which may be beyond our control, including:
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
•significant purchases or sales of our Class A Common Stock by large or influential investors or stockholders;
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
In addition, over the last few years, the stock market more broadly has experienced price and volume fluctuations, including due to factors relating to the outbreak of COVID-19, inflationary pressures, the wars in Ukraine and in the Middle East and the imposition and/or threat of tariffs, and this volatility has sometimes been unrelated to the operating performance of particular companies. As a result, there is a potential for rapid and substantial decreases in the price of our Class A Common Stock, including decreases unrelated to our operating performance or prospects. This market and share price volatility relating to these outside effects, as well as general economic, market or political conditions, has and could further reduce the market price of our Class A Common Stock in spite of our operating performance and could also increase our cost of capital, which could prevent us from accessing debt and equity capital on terms acceptable to us or at all.
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
As a public company and a large accelerated filer, we will continue to incur significant legal, accounting and other expenses that SoundHound did not incur as a private company. SoundHound is subject to the reporting requirements of the Exchange Act, and is required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. SoundHound’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, SoundHound’s historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, SoundHound has incurred and expects to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. SoundHound has hired and will continue to need to hire additional accounting and financial staff, including as a result of our acquisitions in 2024, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which has and will increase its operating expenses. Moreover, SoundHound could incur additional compensation costs in the event that it decides to pay cash compensation closer to that of other publicly listed companies, which would increase its general and administrative expenses and could materially and adversely affect its profitability. SoundHound will evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs SoundHound may incur or the timing of such costs.
SoundHound may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. SoundHound’s management will need to continually assess its staffing and training procedures to improve its internal control over financial reporting. For example, SoundHound did not timely file its Form 10-Q for the quarter ended March 31, 2021 and had to file extensions for its Form 10-Q for the quarter ended September 30, 2023 and its Form 10-K for the years ended December 31, 2023 and 2024. Unless the matters discussed in this risk factor and elsewhere in this Annual Report are mitigated, the risk exists that SoundHound may not be able to file timely in the future. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that SoundHound will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase our operating costs in future periods.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. SoundHound intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
Risks Applicable to a Dual Class Common Stock Structure
SoundHound has a dual class common stock structure that has the effect of concentrating voting control with the holders of our Class B common stock, $0.0001 par value per share (“Class B Common Stock”). Our Class B Common Stock has multiple votes per share and this ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A Common stock.
SoundHound has a dual class common stock structure and the holders of SoundHound Class B Common Stock have ten votes per share. SoundHound's founders (Keyvan Mohajer, Majid Emami and James Hom) own shares of Class B Common Stock representing approximately 47% of the voting power of the outstanding capital stock of SoundHound as of December 31, 2025. In addition, because of the ten-to-one voting ratio between our Class B and Class A Common Stock, holders of our Class B Common Stock could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until such time, if any, as a sufficient number of shares of our Class B Common Stock are converted into shares of our Class A Common Stock in accordance with the terms of the Restated Certificate of Incorporation of the Company (the "Restated Charter"). This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A Common Stock.
Shares of Class B Common Stock are convertible into shares of Class A Common Stock and will automatically convert into shares of Class A Common Stock upon the occurrence of certain future events, generally including transfers, subject to limited excepts set forth in the Restated Charter. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B Common Stock could gain significant voting control as other holders of Class B Common Stock sell or otherwise convert their shares into Class A Common Stock.

The Restated Charter provides for a dual-class multiple voting Common Stock structure, and we cannot predict the effect this structure of our common stock may have on the market price of our Class A Common Stock.
We cannot predict whether having an Restated Charter that permits the issuance of multiple voting shares in a dual-class structure will result in a lower or more volatile market price of our Class A Common Stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A Common Stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to other investors. As a result, the market price of our Class A Common Stock could be adversely affected.
Delaware law and provisions in our charter documents could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
The Restated Charter, Amended & Restated Bylaws of the Company (the "Amended Bylaws"), and Delaware law contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of SoundHound or changes in SoundHound that our management or stockholders may deem advantageous. Among other things, the Restated Charter and Amended Bylaws include the following provisions:
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
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law. Any provision of our Restated Charter, our Amended Bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We do not expect that the enactment of the legislation will lead to a significant change of our tax expense during 2025, primarily due to our taxable loss position and the full valuation allowance on deferred tax assets in the US jurisdiction. The Company continues to evaluate the impact the new legislation will have on our annual or interim consolidated financial statements.
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
As of December 31, 2025, SoundHound had $892.9 million of U.S. federal and $379.7 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2026 with the exception of $691.0 million federal net operating loss carryforwards and $18.5 million state net operating loss carryforwards, which can be carried forward indefinitely. It is possible that SoundHound will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in SoundHound’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In addition, certain U.S. states have imposed additional limitations on the use of net operating loss carryforwards not otherwise imposed on the use of U.S. federal net operating loss carryforwards and may impose additional limitations in the future.
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
Risk Management and Strategy

The following information provides an overview of our approach to managing cybersecurity risks. The Company assesses, identifies and manages cybersecurity related risks. Cybersecurity related risks are continuously evaluated to assess top risks to the enterprise. SoundHound has implemented a comprehensive cybersecurity program designed to identify, assess, and manage cyber risks.

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

We have continued to expand investments in our overall security posture, including additional end-user training, using defense in depth, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test our defenses through simulations, both at the technical level and through reviews of our operational policies and procedures. We review our operational policies and procedures with third-party experts as part of our annual audit process. We also maintain cyber insurance coverage.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. We conduct an annual review of third-party hosted applications with a specific focus on any sensitive data. We perform user access reviews on all third-party applications. We obtain compliance reports, such as SOC 1 and SOC 2, from all critical third-party vendors annually. If a third-party vendor is not able to provide compliance reports, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

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
Item 3. Legal Proceedings
The material set forth in the section titled “Legal Proceedings” in Note 8 of our Notes to Consolidated Financial Statements is incorporated herein by reference.
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
Stockholders
According to the records of our transfer agent, there were 73 holders of record of our Class A Common Stock, 3 holders of record of our Class B Common Stock and 5 holders of record of our listed redeemable warrants on December 31, 2025.
Dividends
We do not anticipate paying any cash dividends in the foreseeable future.
Compensation Plans
The following table sets forth information as of December 31, 2025 relating to all our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (in thousands)	Weighted Average Exercise Price of Outstanding Options	Number of Granted Restricted Stock Awards Outstanding (in thousands)	Number of Securities Remaining Available for Future Issuance (in thousands)
Equity compensation plans approved by security holders	3,883	$4.55	22,663	7,559
Equity compensation plans not approved by security holders	—	—	—	—
Total	3,883	4.55	22,663	7,559
Performance Graph
In accordance with Exchange Act Rule 14a-3(b), the disclosure for this item will be included in our Annual Report to be provided to the Company's stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 2026, which Annual Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.
Recent Sales of Unregistered Securities
None that have not already been disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our consolidated financial statements and the related notes thereto. The fiscal years presented are the periods ended December 31, 2025 (“2025”) and December 31, 2024 (“2024”). Information concerning the fiscal year ended December 31, 2023 (“2023”) and a comparison of 2024 and 2023 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025.
Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc. and our subsidiaries.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 359 patents granted and over 102 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
Recent Developments
Interactions Acquisition
On September 3, 2025 (the “Interactions Acquisition Date”), we acquired all of the issued and outstanding equity of Interactions Corporation (the “Interactions Acquisition”), a pioneer in AI for customer service and workflow orchestration. This strategic deal is expected to strengthen and extend SoundHound’s growing leadership in Agentic AI and accelerate its market penetration in customer service across enterprise businesses. The combination also introduces certain new major powerhouse brands to the SoundHound customer portfolio, including global consumer icons, large technology device brands, insurers, automakers, and other preeminent Fortune 100 companies across industries.
We have incurred certain significant costs relating to the SYNQ3, Amelia and Interactions acquisitions, such as legal, accounting, financial advisory and other professional services fees, as well as other customary payments. Refer to "Item 1A. Risk Factors" in our Form 10-K for a discussion regarding the risks associated with the acquisitions.
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

•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with OEM, competition and demand from the public and members of the conversational AI community. Our product offerings, including those offerings that we have acquired, have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models and acquiring companies such as SYNQ3, Amelia, and Interactions which have synergistic businesses to ours that we believe will enhance value to customers, partners and stockholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. As we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. Additionally, in addition to our acquisitions of SYNQ3, Amelia, and Interactions, we may look to acquire other companies in the industry to develop synergies with our existing business.
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
•Seasonality. Our ability to accurately forecast demand for our technology could be negatively affected by many factors, including seasonal demand. We anticipate that we will experience fluctuations in customer and user demand based on seasonality. For example, in the past, we have seen approximately 40% of our revenue in the first half of the year with the remaining 60% in the second half. Additionally, given that we address markets across several different industry verticals, the associated overall seasonality impact to us may not be consistent year-to-year.
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
“Amelia Software Platform” and “Virtual Assistance” meaning our AI-based digital resource solution that enables AI in our customers’ services, ranging across multiple industries. This generally includes revenue from hosted services if the customer elects our SaaS offering, or from licensing revenue if the customer requires an on-premise solution. Professional services are also offered and included within professional services revenue. The revenues from Amelia Software Platform and Virtual Assistance are included within Service Subscriptions, and are recognized point in time or over time depending on the arrangement.
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $79.5 million as of December 31, 2025. Given the applicable contract terms, $47.8 million is expected to be recognized as revenue within one year, $30.1 million is expected to be recognized between 2 to 5 years and the remainder of $1.6 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
Cost of Revenues
SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses including personnel costs under call centers that are directly related to these revenue streams. Additionally, our cost of revenues also includes the amortization of developed technology acquired from SYNQ3, Amelia, Interactions and other acquisition as intangible assets.
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

Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of contingent acquisition liabilities is related to contingent consideration from the SYNQ3, Amelia, and Interactions acquisitions. The contingent consideration was determined to be liability classified and is remeasured as of each reporting period with a corresponding change in fair value recorded.
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
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. No interest expense was incurred during the year ended December 31, 2025 due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.
Other Income, Net
Other income, net consists of the change in fair value related to our derivative liability, interest income and other income (expense).
Provision (benefit) for Income Taxes
Income tax expense includes federal, state and foreign taxes and is based on reported income before income taxes. We are in a cumulative loss position for tax purposes based on historical earnings. As of December 31, 2025, we had $892.9 million of U.S. federal and $379.7 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2026 with the exception of $691.0 million federal net operating loss carryforwards and $18.5 million state net operating loss carryforwards, which can be carried forward indefinitely.
We had federal and state research and development credit carryforwards of $27.2 million and $15.4 million, respectively, as of December 31, 2025. The federal credits will expire starting in 2029 if not utilized. The state credits can be carried forward indefinitely. We also had Canadian SR&ED tax credits of $1.9 million, which expire starting in 2039 if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. Our net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.

Results of Operations
The following table sets forth the significant components of our results of operations ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Revenues	$168,920	$84,693	$84,227	99%
Operating expenses:
Cost of revenues	97,369	43,309	54,060	125%
Sales and marketing	61,640	29,126	32,514	112%
Research and development	98,250	70,555	27,695	39%
General and administrative	82,188	53,270	28,918	54%
Change in fair value of contingent acquisition liabilities*	(163,127)	222,670	(385,797)	(173)%
Amortization of intangible assets	15,872	7,116	8,756	123%
Total operating expenses	192,192	426,046	(233,854)	(55)%
Loss from operations	(23,272)	(341,353)	318,081	(93)%
Other income (expense), net:
Loss on early extinguishment of debt	—	(15,629)	15,629	(100)%
Interest expense	(670)	(12,168)	11,498	(94)%
Other income, net	14,668	9,222	5,446	59%
Total other income (expense), net	13,998	(18,575)	32,573	(175)%
Loss before provision (benefit) for income taxes	(9,274)	(359,928)	350,654	(97)%
Provision (benefit) for income taxes	4,732	(9,247)	13,979	(151)%
Net loss	$(14,006)	$(350,681)	$336,675	(96)%
*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 12 to our consolidated financial statements included within this report for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	%
Revenues	$168,920	$84,693	99%
Cost of revenues	97,369	43,309	125%
Gross profit	$71,551	$41,384	73%
Gross margin	42%	49%	(7)%
Revenues
The following tables summarize our revenues by type and geographic regions ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Service Subscriptions	$133,547	$56,347	$77,200	137%
Product royalties	34,913	27,964	6,949	25%
Monetization	460	382	78	20%
Total	$168,920	$84,693	$84,227	99%

	Year Ended December 31,		Change
	2025	2024	$	%
Americas	$116,333	$51,094	$65,239	128%
Asia	27,465	17,678	9,787	55%
EMEA	25,122	15,921	9,201	58%
Total	$168,920	$84,693	$84,227	99%

Total revenues increased by 99% in 2025 compared to 2024. The increase of $77.2 million in service subscription revenue, primarily based in the Americas, was driven by the contribution of revenue from acquisitions. The increase of $6.9 million in product royalties revenue was due to the increase in license revenue in the Asia region.
Cost of Revenues
Cost of revenues increased by $54.1 million, or 125%, in 2025 compared to 2024. Gross margin decreased to 42% in 2025 compared to 49% in 2024 primarily due to the acquisition of Amelia in 2024, which included a amortization of acquired intangible assets in the amount of $14.1 million for the year ended December 31, 2025, and the acquisition of Interactions in 2025, which included a amortization of acquired intangible assets in the amount of $0.8 million for the year ended December 31, 2025. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia, Interactions and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $32.5 million, or 112%, from $61.6 million in 2025 compared to $29.1 million in 2024, primarily due to increases in 2025 of $27.6 million in personnel-related costs caused by Amelia and Interactions acquisitions, $3.3 million in office expense, $1.1 million in consulting fees, $0.8 million in advertising expenses, $0.8 million in travel expenses, $0.2 million in legal and professional fees, and $0.2 million in meal and entertainment, which were partially offset by a decrease of $1.5 million incurred for information technology and facility allocations.

We expect our sales and marketing expenses to remain stable in the short term. However, in the long term, we expect sales and marketing expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Research and Development
Research and development expenses increased by $27.7 million, or 39%, in 2025 compared to 2024, primarily due to increases in 2025 of $25.6 million in personnel-related costs caused by Amelia and Interactions acquisitions, $2.7 million in legal and professional fees, $2.7 million in office expense, $1.8 million in consulting fees, $0.2 million in utilities, $0.2 million in travel expense, and $0.1 million in hardware cost, which were partially offset by a decrease of $4.5 million incurred for information technology and facility allocations, $0.6 million in rent expense and $0.5 million in cloud computing services.
We expect our research and development expenses to remain stable in the short term. However, in the long term, we expect research and development expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
General and Administrative
General and administrative expenses increased by $28.9 million, or 54%, in 2025 compared to 2024, primarily due to increases in 2025 of $16.3 million in personnel-related costs caused by Amelia and Interactions acquisitions, $6.0 million in information technology and facility allocations, $2.5 million in legal and professional fees, $1.5 million in bad debt expense, $0.9 million in office expense, $0.5 million in insurance expense, $0.5 million in hardware and software cost, $0.4 million in taxes and licenses, $0.2 million in tax and payroll processing fees, $0.1 million in rent expense, $0.1 million in utilities, and other immaterial increase totaling $0.1 million including virtual services, meals and entertainment, and consulting fees, which were partially offset by a decrease of $0.2 million in cloud computing services.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment. However, in the long term, we expect general and administrative expenses to grow at a rate below that of our revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is marked-to-market based on the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a gain of $163.1 million for the year ended December 31, 2025, compared to a loss of $222.7 million for the year ended December 31, 2024. The decrease of the Company's stock price as of December 31, 2025 compared to the stock price as of December 31, 2024, resulted in a decrease in its fair value of contingent acquisition liabilities during the year ended December 31, 2025. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on a quarterly basis over the remaining earnout period until 2026. See Note 12 to our consolidated financial statements included within this report for more information.
Amortization of Intangibles Assets
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Cost of revenues	$17,175	$7,696	$9,479	123%
Amortization of intangible assets	15,872	7,116	8,756	123%
Total amortization	$33,047	$14,812	$18,235	123%
Amortization of intangibles increased by $18.2 million during the year ended December 31, 2025 compared to the same period in 2024. The increase in amortization of intangibles was primarily attributable to the Amelia Acquisition that was closed during the third quarter of 2024 and Interaction Acquisition that was closed during the third quarter of 2025.
Loss on Extinguishment of Debt
The $15.6 million decrease in loss on extinguishment of debt during the year ended December 31, 2025 was attributable to a loss on the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024. See Note 10 to our consolidated financial statements included within this report for more information.
Interest Expense
Interest expense decreased by $11.5 million, or 94%, in 2025 compared to 2024. The decrease in interest expense was primarily attributable to the early repayment of Term Loan in June, 2024 and Amelia Debt in December, 2024, resulting in the decrease in interest expense.
Other Income, Net
The following table summarizes our other income, net by type ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Other income, net
Interest income	$9,799	$8,370	$1,429	17%
Change in fair value of derivative	4,676	—	4,676	100%
Gain on bargain purchase	—	1,223	(1,223)	(100)%
Other income (expense), net	193	(371)	564	(152)%
Total other income, net	$14,668	$9,222	$5,446	59%

Interest Income
Interest income increased by $1.4 million, or 17%, in 2025 compared to 2024. The increase was primarily attributable to interest earned on greater money market and treasury bond balances during the year ended December 31, 2025, as we engaged in significant transactions that increased our liquidity. Refer to "Liquidity and Capital Resources" for a discussion of the changes in our business that led to an increase in cash for the year ended December 31, 2025.
Gain on Bargain Purchase
The gain on bargain purchase of $1.2 million was recorded within other income, net in the consolidated statements of operations and comprehensive loss in the year ended December 31, 2024 as a result of a favorable fair value of identifiable net assets acquired from an immaterial acquisition at the date of acquisition as compared with the purchase price. See Note 3 to our consolidated financial statements included within this report for more information.
Change in Fair Value of Derivative
Change in fair value of derivative increased by $4.7 million or 100% in the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily attributable to the remeasurement gain from the change in fair value of a derivative assumed from Amelia acquisition. See Note 12 to our consolidated financial statements included within this report for more information.
Provision (benefit) for Income Taxes

($ in thousands)	Year Ended December 31,		Change
	2025	2024	$	%
Provision (benefit) for income taxes	$4,732	$(9,247)	$13,979	(151)%
Provision (benefit) for income taxes increased by $14.0 million, or 151%, in 2025 compared to 2024. This increase was primarily attributable to decreased tax benefit from acquisitions.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of December 31, 2025 was $248.5 million. Although we have incurred recurring losses each year since our inception, except for a net income of $129.9 million reported for the three months ended March 31 2025, $55.2 million reported for the six months ended June 30, 2025 and $40.1 million reported for the three months ended December 31, 2025, primarily due to the change in fair value of acquisition related liabilities, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and expected cash proceeds from the future ATM program. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sources of Cash and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, which are sourced primarily from the sale of marketable securities. The primary uses of cash include the funding of operating expenses, as well as acquisition related costs.
The following table presents our material cash requirements for future periods:

	Year Ended December 31,
	2026	Thereafter	Total
Cloud service provider agreement	—	64,000	64,000
Operating leases	2,037	2,212	4,249
Finance leases	377	159	536
Total material cash requirements	$2,414	$66,371	$68,785
Second Equity Distribution Agreement
On January 24, 2025, we entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. with respect to an ATM program. Under this program, we may offer and sell up to $250.0 million of shares of our Class A Common Stock from time to time through the sales managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The sales managers are entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of our Class A Common Stock. During the year ended December 31, 2025, we sold an aggregate of 13,913,014 shares of our common stock under the Second Equity Distribution Agreement, at an average price of $14.48 per share and raised $201.5 million of gross proceeds. The commissions and offering costs borne by us were approximately $4.0 million. As of December 31, 2025, the Company had a remaining capacity to sell up to an additional $48.5 million of our common stock under the Second Equity Distribution Agreement.

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

We incurred $2.2 million in acquisition related expenses, of which $0.1 million, $1.0 million, and $1.1 million were incurred during the years ended December 31, 2025, 2024 and 2023, respectively, and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.
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

The contingent cash and share holdback consideration to be issued is variable (“Contingent SYNQ3 Holdback Consideration”). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. We accounted for the Contingent SYNQ3 Holdback Consideration as a liability on the consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of our Class A Common Stock. During the year ended December 31, 2024, we issued 38,277 shares of our Class A Common Stock and paid an immaterial amount in cash from the Contingent SYNQ3 Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent SYNQ3 Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on our consolidated statement of operations and comprehensive loss. For the year ended December 31, 2025, we recognized a loss of less than $0.1 million related to the Contingent SYNQ3 Holdback Consideration.

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

For the years ended December 31, 2025 and December 31, 2024, we recognized a gain of $6.9 million and a loss of $7.0 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss.
As of December 31, 2025, the 2024 revenue target was not met, but the 2025 revenue target was met and the related earnout consideration is expected to be settled in the first quarter of 2026. The Company assessed the 2026 revenue target as probable of being met. No earnout consideration was issued as of December 31, 2025.
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

The purchase price allocation was finalized as of December 31, 2024.

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

Escrow Consideration
On the Amelia Acquisition Date, we issued and deposited 2,149,530 shares of our Class A Common Stock into an escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We accounted for the escrow consideration as equity issued as part of consideration transferred. Upon the settlement of any valid indemnification claims against the sellers, the escrow agent will return a number of shares to us equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. We concluded that this variability in settlement value is a derivative that is requirement to be remeasured to fair value due to changes in stock price. This derivative did not have a material impact to the financial statements for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, we recognized a gain of $4.7 million and zero, respectively, related to remeasurement of the derivative, reflected in the other income, net in the consolidated statement of operations and comprehensive loss. Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders. See Note 12 to our consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on our consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million and will be settled in shares of our Class A Common Stock. For the years ended December 31, 2025 and 2024, we recognized a $157.6 million gain and a $211.9 million loss related to the Contingent Amelia Earnout Consideration, respectively, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. See Note 12 to our consolidated financial statements included within this report for more information on the fair value measurement of Contingent Amelia Earnout Consideration. As of December 31, 2025, the 2025 revenue target was met and the related earnout consideration is expected to be settled in the first quarter of 2026. We assessed the 2026 revenue target as probable of being met.
During the year ended December 31, 2025, we recorded measurement period adjustments to decrease the accrued liabilities by $0.1 million and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, we recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the year ended December 31, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.
The purchase price allocation was finalized as of September 30, 2025.
We incurred $6.7 million in acquisition related expenses, of which $0.9 million and $5.8 million were incurred during the years ended December 31, 2025 and December 31, 2024, respectively, and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.
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
We have also withheld purchase consideration of $1.2 million in cash, subject to customary net working capital adjustments, to partially secure the indemnification obligations of Interactions' former stockholders under the merger agreement and agreed to pay up to $25.0 million in cash to certain former stockholders of Interactions based upon the achievement of specified future milestones in fiscal years 2026 and 2027 (the "Contingent Interactions Earnout Consideration).
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

Contingent Interactions Earnout Consideration
We also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026. We accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the consolidated statement of operations and comprehensive loss. As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For year ended December 31, 2025, we recognized a loss of $1.3 million related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, we assessed the 2026 and 2027 revenue targets were probable of being met, and an existing contract with a specific customer was probable of being renewed or extended on or before March 31, 2026.
The purchase accounting is not yet complete as of December 31, 2025 and as such, the final allocation among purchase consideration, intangible assets, net assets acquired and goodwill may be subject to change. Any adjustments to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the Interactions Acquisition Date.
We incurred $5.0 million in acquisition related expenses during the year ended December 31, 2025 and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.
Other Acquisition
On June 14, 2024, we completed an immaterial acquisition for total purchase consideration of $1.0 million. As part of the acquisition, we acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a gain on bargain purchase of $1.2 million within other income, net in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the purchase price. We were able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(98,222)	$(108,878)
Net cash used in investing activities	(59,504)	(12,372)
Net cash provided by financing activities	208,074	210,906
Effects of exchange rate changes on cash	(98)	225
Net change in cash, cash equivalents, and restricted cash equivalents	$50,250	$89,881
Cash Flows Used in Operating Activities
Net cash used in operating activities was $98.2 million during 2025 compared to $108.9 million during 2024.The $10.7 million decrease in cash used in operating activities was primarily due to decreases of $336.7 million in net loss, and increases of $47.5 million in stock-based compensation, $18.1 million in depreciation and amortization, $13.5 million in deferred income taxes, $2.5 million in other non-cash loss, $1.6 million in amortization of capitalized commissions and non-cash lease amortization of $0.3 million, which were partially offset by the movement of $385.8 million in change in fair value of contingent acquisition liabilities, decrease of $15.6 million in loss on early extinguishment of debt, $4.7 million from change in the fair value of derivatives, $1.6 million in amortization of debt issuance cost, $0.9 million in changes in operating assets and liabilities, and $0.9 million in foreign currency gain from remeasurement. Within the increase of $47.5 million in stock-based compensation, $3.8 million was related to accelerated vesting of RSAs during the year ended December 31, 2025 as part of our integration plan of SYNQ3.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $59.5 million during 2025 compared to $12.4 million during 2024. The $47.1 million increase in cash used in investing activities was primarily driven by the increases of payments related to acquisitions of $42.9 million and software development costs of $4.0 million and payments related to purchases of property and equipment of $0.3 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $208.1 million during 2025 compared to $210.9 million during 2024. The $2.8 million decrease in cash provided by financing activities was primarily due to decreases of $199.4 million in net proceeds from sales of Class A Common Stock under the Sales Agreement and Second Equity Distribution Agreement and $18.9 million in proceeds from exercise of stock options and employee stock purchase plan, which is partially offset by decreases of $215.4 million in the payment of notes payable.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Indemnification Agreements
We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. Additionally, we have, and may in the future, indemnify third parties in connection with our issuance of securities (including pursuant to our ATM offering program) and in connection with acquisitions of other companies. Our liability is generally limited to the aggregate amount of consideration actually received in these instances. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, derivative liabilities, warrant liabilities, stock-based compensation, business combinations, contingent consideration, goodwill, intangible assets with definite lives, and capitalized software development costs, have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies.
Revenue Recognition
We recognize revenue with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues are generally recognized upon the transfer of control of promised products or services provided to customers, reflecting the amount of consideration we expect to receive for those goods or services.
Our arrangements with customers may contain multiple performance obligations. Individual services are accounted for separately if they are distinct — that is, if a customer can benefit from it on its own or with other resources that are readily available to the customer and if the service is separately identifiable from other promised obligation in the contract.
We primarily derive revenue from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization, and (4) licensing. Revenues are reported net of applicable sales and use taxes that are passed through to customers. We apply significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.
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
In instances where we concluded that the implementation services are not distinct performance obligations, revenues for these activities are recognized over the period which the hosted services are expected to be provided and is included within hosted services revenue.
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
Monetization
Monetization revenues are primarily derived from advertising payments associated with ad impressions placed on the SoundHound music identification application. The amount of revenue is based on actual monetization generated or usage, which represent a variable consideration with constrained estimates. Therefore, we recognize the related revenues at a point in time when advertisements are placed, when commissions are paid, or when the SoundHound application is downloaded. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as a principal or an agent in the transaction. We have determined that we do not act as the principal in monetization arrangements because we do not control the transfer of the service and it does not set the price. Based on these factors, we report revenue on a net basis.
Licensing
We license Amelia's software solutions, Virtual Assistance applications, and other voice solutions that are embedded in customers' products or services. Licensing revenue is a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are on royalty arrangements with a per unit pricing or on fixed considerations. The Company records licensing revenue relating to usage-based royalty arrangements in the same period in which the underlying usage occurs. Licensing revenue on fixed considerations including fixed fee and minimum guarantee from royalty arrangements are recognized when the Company grants the customer the right to use and benefit from the license at the start of the licensing period. Licenses may include post-contract support, which is a distinct performance obligation and revenue from post-contract support is recognized ratably over the licensing period.
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
Common Stock Offerings
We enter into certain agreements to sell common stock with counterparties to further support our growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital and for general corporate purposes. We evaluate our common stock purchase agreements to determine whether they are indexed to our own common stock, and therefore whether they should be accounted for as derivatives with changes in fair value as other income, net in the consolidated statement of operations and comprehensive loss in the period in which they occur. We subsequently assess the changes in the fair value of the derivative liability and record these changes through profit or loss in the consolidated statements of operations and comprehensive loss.
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Our policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the year ended December 31, 2025.
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

Capitalized Software Development Costs
We capitalizes qualifying internal-use software development costs under Accounting Standards Codification Topic 350-40, Internal-use Software ("ASC 350-40"). The costs consist of personnel costs, including related benefits and stock-based compensation, and cloud costs that were incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
We also capitalize qualifying software development costs under Accounting Standards Codification Topic 985-20, Costs of Software to be Sold, Leased or Marketed ("ASC 985-20"). All costs to establish technological feasibility are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized until the software product is available for general release to customers.
Capitalized software development costs under ASC 350-40 and ASC 985-20 are included in other non-current assets, net of amortization, on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is estimated to be three years. The amortization of capitalized software development costs is included in cost of revenue in the consolidated statement of operations and comprehensive loss.
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
Foreign Exchange Risk
Our financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. During the years ended December 31, 2025 and December 31, 2024, we recorded the exchange rate losses of approximately $0.8 million and $0.7 million, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SoundHound AI, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SoundHound AI, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not (i) maintain an effective control environment as it lacked sufficient oversight of activities related to internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with the Company’s financial reporting requirements, (ii) design and maintain effective controls to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company not designing and maintaining effective controls related to substantially all accounts and disclosures, (iii) design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including accounting for complex financing transactions, and (iv) design and maintain effective controls to verify appropriate segregation of duties, identification of instances where incompatible duties were assigned to an individual, and addressing conflicts on a timely basis.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Interactions Corporation from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Interactions Corporation from our audit of internal control over financial reporting. Interactions Corporation is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Revenue recognition
As described in Notes 2 and 4 to the consolidated financial statements, the Company derives its revenue primarily from the following performance obligations: (1) hosted services, (2) professional services, (3) monetization and (4) licensing. Contracts are accounted for by management when the parties have approved and committed to the contract, the rights of the parties and payment terms are identifiable, the contract has commercial substance and collectability of consideration is probable. Revenues are generally recognized upon the transfer of control of promised products or services provided to customers, reflecting the amount of consideration the Company expects to receive for those products or services. Management applies significant judgment in identifying and evaluating terms and conditions in contracts which impact revenue recognition. The Company’s consolidated revenues for the year ended December 31, 2025 were $168.9 million.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2026
We have served as the Company’s auditor since 2023.

SOUNDHOUND AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$248,490	$198,240
Accounts receivable, net of allowances of $2,254 and $726 as of December 31, 2025 and 2024, respectively	32,336	23,159
Contract assets and unbilled revenue, net	38,189	26,645
Other current assets	10,114	7,476
Total current assets	329,129	255,520
Restricted cash equivalents, non-current	676	676
Right-of-use assets	3,791	4,692
Property and equipment, net	2,928	1,239
Goodwill	122,277	101,704
Intangible assets, net	181,395	174,943
Deferred tax asset	29	4
Contract assets and unbilled revenue, non-current, net	29,906	12,879
Other non-current assets	18,042	2,296
Total assets	$688,173	$553,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,562	$5,559
Accrued liabilities	26,325	26,291
Operating lease liabilities	1,812	1,898
Finance lease liabilities	332	49
Income tax liability	2,662	2,750
Deferred revenue	24,042	23,876
Contingent acquisition liabilities (Note 12)	4,400	—
Other current liabilities	1,604	7,319
Total current liabilities	71,739	67,742

Operating lease liabilities, net of current portion	2,069	2,403
Deferred revenue, net of current portion	8,195	6,862
Contingent acquisition liabilities, net of current portion (Note 12)	129,227	286,898
Income tax liability, net of current portion	2,254	3,075
Deferred tax liability	1,363	—
Other non-current liabilities	9,540	4,320
Total liabilities	$224,387	$371,300
Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, aggregate liquidation preference of $— and $— as of December 31, 2025 and 2024, respectively	—	—
Class A Common Stock, $0.0001 par value; 755,000,000 and 455,000,000 shares authorized; 390,070,691 and 361,096,457 shares issued and outstanding as of December 31, 2025 and 2024, respectively	37	35
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized as of December 31, 2025 and 2024; 32,535,408 and 32,535,408 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	1,420,672	1,125,470
Accumulated deficit	(957,066)	(943,060)
Accumulated other comprehensive income	140	205
Total stockholders’ equity	$463,786	$182,653
Total liabilities and stockholders’ equity	$688,173	$553,953
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$168,920	$84,693	$45,873
Operating expenses:
Cost of revenues	97,369	43,309	11,307
Sales and marketing	61,640	29,126	18,893
Research and development	98,250	70,555	51,439
General and administrative	82,188	53,270	28,285
Change in fair value of contingent acquisition liabilities	(163,127)	222,670	—
Amortization of intangible assets	15,872	7,116	—
Restructuring	—	—	4,557
Total operating expenses	192,192	426,046	114,481
Loss from operations	(23,272)	(341,353)	(68,608)

Other income (expense), net:
Loss on early extinguishment of debt	—	(15,629)	(837)
Interest expense	(670)	(12,168)	(16,733)
Other income, net	14,668	9,222	1,155
Total other income (expense), net	13,998	(18,575)	(16,415)
Loss before provision (benefit) for income taxes	(9,274)	(359,928)	(85,023)
Provision (benefit) for income taxes	4,732	(9,247)	3,914
Net loss	(14,006)	(350,681)	(88,937)
Cumulative dividends attributable to Series A Preferred Stock	—	(416)	(2,774)
Net loss attributable to SoundHound common stockholders	$(14,006)	$(351,097)	$(91,711)

Other comprehensive loss:
Unrealized gains on investments	(65)	6	199
Comprehensive loss	$(14,071)	$(350,675)	$(88,738)

Net loss per share:
Basic	$(0.03)	$(1.04)	$(0.40)
Diluted	$(0.28)	$(1.04)	$(0.40)

Weighted-average common shares outstanding:
Basic	405,421,412	338,462,574	229,264,904
Diluted	409,456,342	338,462,574	229,264,904
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	—	160,297,664	16	39,735,408	4	466,857	—	(503,442)	(36,565)
Issuance of common stock under the ELOC program	—	—	25,000,000	4	—	—	73,762	—	—	73,766
ELOC program fee settled in common stock	—	—	250,000	—	—		915	—	—	915
Issuance of common stock under the Sales Agreement, net of issuance costs	—	—	5,805,995	1	—	—	12,411	—	—	12,412
Issuance of Series A Preferred Stock	835,011	24,942	—	—	—	—	—	—	—	24,942
Issuance of Class A common shares upon conversion of Class B common shares	—	—	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of Class A common shares upon conversion of Series A Preferred Stock	(360,006)	(10,755)	11,597,654	1	—	—	10,754	—	—	—
Issuance of Class A common shares upon exercise of stock options	—	—	3,585,829	—	—	—	8,506	—	—	8,506
Issuance of Class A common shares upon vesting of restricted stock units	—	—	7,678,184	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	4,136	—	—	4,136
Issuances of ESPP	—	—	478,023	—	—	—	863	—	—	863
Stock-based compensation	—	—	—	—	—	—	27,931	—	—	27,931
Net loss	—	—	—	—	—	—	—	—	(88,937)	(88,937)
Other comprehensive income	—	—	—	—	—	—	—	199		199
Balances as of December 31, 2023	475,005	$14,187	216,943,349	$22	37,485,408	$4	$606,135	$199	$(592,379)	$28,168
Issuance of Class A common stock under the Sales Agreement, Equity Distribution Agreement and Execute Equity Distribution Agreement, net of issuance costs	—	—	85,826,406	9	—	—	396,685	—	—	396,694
Issuance of Class A common stock upon acquisition of SYNQ3	—	—	5,794,187	1	—		9,875	—	—	9,876
Issuance of restricted shares of Class A common stock, subject to repurchase in connection with acquisition of SYNQ3	—	—	2,033,156	—	—	—	—	—	—	—
Issuance of Class A common stock for equity incentive awards			17,750,154	—	—	—	29,685	—	—	29,685
Issuance of Class A common stock upon conversion of Class B common shares	—	—	4,950,000	1	(4,950,000)	(1)	—	—	—	—
Issuance of Class A common stock upon conversion of Series A Preferred Stock	(475,005)	(14,187)	16,624,215	1	—	—	14,186	—	—	—
Issuance of Class A common stock in connection with the exercise of warrants	—	—	2,272,023	—	—	—	23	—	—	23
Issuance of Class A common stock upon acquisition of Amelia	—	—	5,959,050	1	—	—	23,919	—	—	23,920
Issuance of Class A common stock to settle obligations under Amelia Debt	—	—	2,943,917	—	—	—	11,817	—	—	11,817
Stock-based compensation	—	—	—	—	—	—	33,145	—	—	33,145
Net loss	—	—	—	—	—	—	—	—	(350,681)	(350,681)
Other comprehensive income	—	—	—	—	—	—	—	6		6
Balances as of December 31, 2024	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$205	$(943,060)	$182,653
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	13,913,014	$2	—	—	197,280	—	—	197,282

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Issuance of Class A common stock for equity incentive awards	—	—	14,578,879	$—	—	—	10,835	—	—	10,835
Issuance of Class A common stock in connection with the exercise of warrants	—	—	9,840	$—	—	—	114	—	—	114
Issuance of Class A common stock due to settlement of contingent holdback consideration in connection with SYNQ3 Acquisition	—	—	472,501	$—	—	—	3,922	—	—	3,922
Stock-based compensation	—	—	—	$—	—	—	83,051	—	—	83,051
Net loss	—	—	—	$—	—	—	—	—	(14,006)	(14,006)
Other comprehensive income	—	—	—	$—	—	—	—	(65)	—	(65)
Balances as of December 31, 2025	—	$—	390,070,691	$37	32,535,408	$3	$1,420,672	$140	$(957,066)	$463,786
The accompanying notes are an integral part of these consolidated financial statements.

SOUNDHOUND AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(14,006)	$(350,681)	$(88,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,130	16,054	2,313
Stock-based compensation	80,620	33,145	27,931
Loss on change in fair value of ELOC program	—	—	1,901
Amortization of debt issuance cost	—	1,621	5,400
Non-cash lease amortization	2,906	2,613	3,346
Loss on disposal of property and equipment	42	—	—
Amortization of capitalized commissions	1,627	—	—
Loss on early extinguishment of debt	—	15,629	837
Foreign currency gain/loss from remeasurement	(947)	(24)	143
Change in fair value of contingent acquisition liabilities	(163,127)	222,670	—
Change in fair value of derivative	(4,676)	—	—
Deferred income taxes	1,338	(12,183)	30
Other, net	1,951	(580)	93
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,304)	(10,264)	(627)
Prepaid expenses	—	—	1,590
Other current assets	(2,956)	(3,131)	(821)
Contract assets	(22,420)	(7,304)	(19,578)
Other non-current assets	(4,498)	(196)	671
Accounts payable	1,930	(7,636)	(1,162)
Accrued liabilities	(3,918)	1,846	4,266
Other current liabilities	(2,334)	(642)	—
Operating lease liabilities	(2,742)	(3,214)	(3,657)
Deferred revenue	(4,956)	(6,186)	(4,135)
Other non-current liabilities	5,118	(415)	2,131
Net cash used in operating activities	(98,222)	(108,878)	(68,265)

Cash flows from investing activities:
Purchases of property and equipment	(902)	(640)	(392)
Capitalized software development costs	(4,000)	—	—
Payment related to acquisitions, net of cash acquired	(54,602)	(11,732)	—
Net cash used in investing activities	(59,504)	(12,372)	(392)

Cash flows from financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	—	24,942
Proceeds from sales of Class A common stock under the ELOC program, net of issuance costs	—	—	71,615
Proceeds from sales of Class A common stock under the Sales Agreement, Equity Distribution Agreement, Execute Equity Distribution Agreement and Second Equity Distribution Agreement	201,522	407,270	12,412
Proceeds from exercise of stock options and employee stock purchase plan	10,835	29,685	—
Proceeds from warrants exercised	114	23	—
Payment of financing costs associated with the Sales Agreement, Equity Distribution Agreement, Execute Equity Distribution Agreement, and Second Equity Distribution Agreement	(4,030)	(10,357)	—
Proceeds from the issuance of debt, net of issuance costs	—	—	85,087
Proceeds from the issuance of common stock	—	—	9,369
Payments on Term Loan and Amelia Debt	—	(215,373)	(35,029)
Payment to settle contingent holdback liabilities from SYNQ3 acquisitions	(198)	(217)	—
Payments on finance leases	(169)	(125)	(159)
Net cash provided by financing activities	208,074	210,906	168,237
Effects of exchange rate changes on cash	(98)	225	(20)
Net change in cash, cash equivalents, and restricted cash equivalents	50,250	89,881	99,560
Cash, cash equivalents, and restricted cash equivalents, beginning of year	198,916	109,035	9,475

SOUNDHOUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash, cash equivalents, and restricted cash equivalents, end of year	$249,166	$198,916	$109,035

Reconciliation to amounts on the consolidated balance sheets:
Cash and cash equivalents	$248,490	$198,240	$95,260
Current portion of restricted cash equivalents	—	—	—
Non-current portion of restricted cash equivalents	676	676	13,775
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$249,166	$198,916	$109,035

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$26	$6,337	$11,984
Cash paid for income taxes, net of refunds	$4,370	$2,717	$2,356

Noncash investing and financing activities:
Conversion of Series A Preferred Stock to Class A common stock	$—	$14,187	$10,755
Issuance of Class A Common Stock to settle obligations under Amelia Debt	$—	$11,817	$—
Issuance of Class A Common Stock to settle contingent holdback consideration of SYNQ3 acquisition	$3,922	$189	$—
Deferred offering costs reclassified to additional paid-in capital	$210	$220	$—
Purchases of property and equipment under accrued liabilities	$163	$—	$—
Operating lease liabilities arising from obtaining right-of-use assets	$1,001	$1,559	$—
Debt discount through issuance of common stock warrants	$—	$—	$4,136
Issuance of Class A Common Stock to settle commitment shares related to the ELOC program	$—	$—	$915
Fair value of Class A common stock and deferred equity consideration issued to acquire SYNQ3 and Amelia	$—	$33,606	$—
Fair value of contingent earnout consideration to acquire SYNQ3 and Amelia	$—	$67,945	$—
Fair value of contingent holdback consideration to acquire SYNQ3	$—	$570	$—
Fair value of deferred cash consideration under other acquisition	$—	$195	$—
Fair value of deferred cash consideration under Interactions acquisition	$1,150	$—	$—
Fair value of contingent earnout consideration under Interactions acquisition	$9,900	$—	$—
Stock-based compensation included in capitalized software development costs	$2,431	$—	$—
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
On April 26, 2022, a business combination was closed between SoundHound Inc (“Legacy SoundHound”), and Archimedes Tech SPAC Partners Co. (“ATSP”), a special purpose acquisition company. The combined company is called SoundHound AI, Inc. and its Class A Common Stock and certain of its warrants commenced trading on the Nasdaq Global Market under the symbols “SOUN” and “SOUNW,” respectively, on April 28, 2022.
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. ("SYNQ3") in a cash and stock transaction. On June 14, 2024, the Company completed an immaterial acquisition in a cash transaction. On August 6, 2024, the Company completed the acquisition of Amelia Holdings, Inc. ("Amelia") in a cash and stock transaction. On September 3, 2025, the Company completed the acquisition of Interactions Corporation ("Interactions") in a cash transaction. Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows in the annual financial statements. As of December 31, 2025, the Company had an accumulated deficit of $957.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of December 31, 2025 was $248.5 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency denominated transactions are converted into U.S. dollars at the average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates at the balance sheet date for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. During the years ended December 31, 2025, 2024 and 2023, the Company recognized net losses related to foreign currency transactions and remeasurements of $0.8 million, $0.7 million and $0.5 million, respectively, in the consolidated statements of operations as other expense, net.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, software development costs, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of Amelia and Interactions, no significant estimates were changed during the years ended December 31, 2025 and 2024. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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
Capitalized software development costs under ASC 350-40 and ASC 985-20 are included in other non-current assets, net of amortization, on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is estimated to be three years. The amortization of capitalized software development costs is included in cost of revenue in the consolidated statement of operations and comprehensive loss.
Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of a specific asset or asset group may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2025, there have been no such impairments.
Leases
The Company evaluates if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company generally determines our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use ("ROU") assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives, as applicable. The lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. The Company amortizes the ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amortization and imputed interest as operating expenses. The Company has lease agreements with lease and non-lease components. The Company elected to not separate lease and non-lease components for its asset class of equipment.
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
As of December 31, 2025, and 2024, available-for-sale securities consisted of U.S. Treasury bills and investments in government money market funds. The Company’s U.S. Treasury bills and the underlying securities held by the government money market funds had weighted-average maturities of three months or less as of the reporting date.
Restricted Cash
The Company’s restricted cash was established according to the requirements under various office lease agreements, which is held by lessors in the form of a deposit under the lease agreements. Restricted cash is classified as current or non-current on the consolidated balance sheets based on the expected duration of the restriction.
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
As of December 31, 2025, there was no customer that accounted for more than 10% of the Company’s consolidated accounts receivable balance. As of December 31, 2024, accounts receivable balances due from Customer A accounted for 23% of the Company’s consolidated accounts receivable balance, respectively.
As of December 31, 2025, unbilled receivables from Customer B, C, D, E and F accounted for 23%, 17%, 16%, 14%, and 13% of the Company’s consolidated unbilled receivables balance, respectively. As of December 31, 2024, unbilled receivables from Customer C and D accounted for 50% and 24% of the Company’s consolidated unbilled receivables balance, respectively.
For the year ended December 31, 2025, there was no customer that accounted for more than 10% of revenue. For the year ended December 31, 2024, Customer C accounted for 14% of revenue. For the year ended December 31, 2023, Customer C and G accounted for 49% and 13% of revenue, respectively.
Common Stock Offerings
The Company has entered into certain agreements to sell common stock with counterparties including through the Equity Line of Credit ("ELOC") program and “at-the-market” offering programs pursuant to the Sales Agreement, Equity Distribution Agreement, Execute Equity Distribution Agreements and Second Equity Distribution Agreement (each as described in Note 14) to further support its growth strategy through initiatives such as accretive acquisitions

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and internal investments, to bolster working capital, and/or for general corporate purposes. The Company evaluates its common stock purchase agreements to determine whether they should be accounted for as derivatives with changes in fair value as other income, net in the period in which they occur.
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
The Company capitalizes material sales commission expenses and associated payroll taxes paid to sales personnel that are incremental in obtaining a contract. The Company elected the practical expedient to recognize the incremental costs of obtaining a contract including sales commissions as an expense when incurred if the amortization period of such incremental cost would otherwise have been one year or less. Capitalized sales commissions are amortized over the period of benefit based on contract term, expected contract renewals and application useful life. Costs to obtain a contract that will be amortized within the succeeding 12-month period are classified as current and included in other current assets on the consolidated balance sheets. The remaining balance is classified as non-current and included in other assets on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Deferred commissions are periodically analyzed for impairment. As of December 31, 2025 and December 31, 2024, the Company capitalized sales commissions expenses of $3.7 million and zero, respectively, which were classified as other current assets and other non-current assets on the consolidated balance sheet.

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
Advertising Expenses
Advertising expenses of $3.6 million, $2.8 million and $1.9 million incurred during the years ended December 31, 2025, 2024 and 2023, respectively, were expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations and comprehensive loss.
Warrants
The Company determines whether to classify contracts, such as warrants, that may be settled in its own stock as equity of the entity or as a liability. An equity-linked financial instrument must be considered indexed to the Company’s own stock to qualify for equity classification. The Company classifies warrants as liabilities for any contracts that may require a transfer of assets. Warrants classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized as other income, net in the consolidated statements of operations.
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
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company has recorded $0.1 million interest expense and penalties related to unrecognized tax benefits through December 31, 2025.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation, except for restricted stock unit awards (“RSUs”) with vesting conditions tied to certain performance criteria ("Performance-Based RSUs"). Stock-based compensation costs for Performance-Based RSUs are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed, except for awards subject to a market condition. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan ("ESPP") shares. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of the awards, including the expected term of the award and the price volatility of the underlying stock. The Company calculates the fair value of the awards granted by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility — The Company estimates volatility for the awards by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the award grant for a term that is approximately equal to the awards’ expected term.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Taxes Disclosures" ("ASU 2023-09"), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements are applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard retrospectively for the year ended December 31, 2025. See Note 19 of our consolidated financial statements included within this report for additional details.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements — Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update No. 2024-03. The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
In July 2025, the FASB issued Accounting Standards Update No. 2025-05. The standard is intended to provide a practical expedient for all entities and an accounting policy election available to all entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06. The standard amends certain aspects of the accounting for and disclosure of internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development under ASC 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied prospectively, retrospectively, or with a modified transition approach to financial statements issued for reporting periods after the effective date of this ASU. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the SYNQ3 Acquisition Date as such amounts were offset by the indemnification obligations of SYNQ3's former stockholders.
The contingent cash and share holdback consideration to be issued is variable ("Contingent SYNQ3 Holdback Consideration"). Final amounts to be issued will be reduced based upon future actions and settlements with third parties to resolve assumed contingent sales tax liabilities and certain other assumed contingent liabilities of SYNQ3 in connection with the SYNQ3 Acquisition. The Company accounted for the Contingent SYNQ3 Holdback Consideration as a liability on the consolidated balance sheet. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Holdback Consideration was estimated to be $0.6 million in aggregate and to be settled in $0.1 million cash and the remainder in shares of the Company’s Class A Common Stock. During the year ended December 31, 2024, the Company issued 38,277 shares of the Company’s Class A Common Stock and paid an immaterial amount in cash from the Contingent SYNQ3 Holdback Consideration to SYNQ3's former stockholders as a result of the net working capital adjustments settled during the year. The Contingent SYNQ3 Holdback Consideration will be subsequently remeasured at each reporting date with changes in fair value recognized as a component of operating expense on the Company’s consolidated statement of operations and comprehensive loss.
In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of December 31, 2025.
See Note 12 for more information on the fair value measurement of shares associated with the holdback.

Contingent SYNQ3 Earnout Consideration

The Company also agreed to pay in aggregate up to $0.8 million in cash and 1,434,936 in shares of Class A Common Stock to certain stockholders of SYNQ3 based on tiered annual revenue targets for each fiscal year 2024, 2025 and 2026 (the “Contingent SYNQ3 Earnout Consideration”). The Company accounted for the Contingent SYNQ3 Earnout Consideration as a liability within contingent acquisition liabilities on the Company's consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s consolidated statement of operations and comprehensive loss. As of the SYNQ3 Acquisition Date, the Contingent SYNQ3 Earnout Consideration was estimated to be $1.7 million in aggregate and to be settled in $0.2 million cash and the remainder in shares of the Company’s Class A Common Stock. For the years ended December 31, 2025 and December 31, 2024, we recognized a gain of $6.9 million and a loss of $7.0 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the 2024 revenue target was not met, but the 2025 revenue target was met and the related earnout consideration is expected to be settled in the first quarter of 2026. The Company assessed the 2026 revenue target as probable of being met. No earnout consideration was issued as of December 31, 2025.

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
The purchase price allocation was finalized as of December 31, 2024.
The following table summarizes the fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	January 3, 2024
Developed technology	3.0	$5,210
Customer relationships	4.0	4,800
Tradename	2.0	1,410
Conversation data	2.5	1,285
		$12,705

The Company incurred $2.2 million in acquisition related expenses, of which $0.1 million, $1.0 million, and $1.1 million were incurred during the years ended December 31, 2025, 2024 and 2023, respectively, and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.

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

Contingent Amelia Earnout Consideration
The Company also agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company's consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s consolidated statement of operations and comprehensive loss. As of the Amelia Acquisition Date, the Contingent Amelia Earnout Consideration had an estimated fair value of $66.3 million. For the year ended December 31, 2025 and December 31, 2024, the Company recognized a gain of $157.6 million and a loss of $211.9 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. See Note 12 to our consolidated financial statements included within this report for more information on the fair value measurement of Contingent Amelia Earnout Consideration. As of

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2025, the 2025 revenue target was met and the related earnout consideration is expected to be settled in the first quarter of 2026. The Company assessed the 2026 revenue target as probable of being met.

Purchase price allocation

The purchase price allocation was performed as of August 6, 2024 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

August 6, 2024
Cash paid	$8,420
Equity consideration	15,291
Equity consideration in escrow	8,628
Contingent earnout consideration	66,269
Purchase price	98,608

Assets acquired:
Cash and cash equivalents	1,128
Accounts receivable	8,075
Other current assets	1,822
Contract asset - current	4,090
Property and equipment	348
Right-of-use assets	227
Other assets	1,741
Intangible assets	174,500
Total identified assets acquired	191,931

Liabilities assumed:
Accounts payable	11,112
Accrued liabilities	10,965
Income tax liabilities	582
Short-term debt	70,000
Operating lease liability, current	211
Financing lease liability, current	37
Other current liabilities	3,474
Deferred revenue	23,408
Deferred revenue, non-current	4,295
Long-term debt	51,511
Deferred tax liabilities	11,820
Operating lease liability, non-current	16
Other liabilities, non-current	34
Income tax liability, net of current portion	1,068
Total liabilities assumed	188,533

Fair value of identifiable net assets acquired	$3,398
Goodwill acquired on acquisition	$95,210

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended December 31, 2025, the Company recorded measurement period adjustments to decrease the accrued liabilities by $0.1 million and other current liabilities by $0.4 million due to true-up of the accrued payroll taxes and sales taxes subsequent to the acquisition. As a result of the adjusted acquisition-date fair value of liabilities assumed, the Company recorded a decrease of $0.5 million to the goodwill recognized. The measurement period adjustments were recorded in the consolidated financial statements as of and for the year ended December 31, 2025 and were made to reflect facts and circumstances that existed as of the Amelia Acquisition Date.

The purchase price allocation was finalized as of September 30, 2025.
The following table summarizes the fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Developed technology	7.0	$98,900
Customer relationships	7.0	68,600
Trade names	5.0	7,000
		$174,500

The Company incurred $6.7 million in acquisition related expenses, of which $0.9 million and $5.8 million were incurred during the years ended December 31, 2025 and December 31, 2024, respectively, and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.

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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Contingent Interactions Earnout Consideration

The Company also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026 (the "Contingent Interactions Earnout Consideration"). The Company accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the Company's consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s consolidated statement of operations and comprehensive loss. As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the year ended December 31, 2025, the Company recognized a loss of $1.3 million related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the Company assessed the 2026 and 2027 revenue targets were probable of being met, and an existing contract with a specific customer was probable of being renewed or extended on or before March 31, 2026. See Note 22 to our consolidated financial statements included within this report for more information on the cash paid

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to settle a portion of the Contingent Interactions Earnout Consideration due to the renewal of an existing contract subsequent to December 31, 2025.
See Note 12 to our consolidated financial statements for more information on the fair value measurement of Interactions Holdback Amount and Contingent Interactions Earnout Consideration.

Preliminary purchase price allocation

The preliminary purchase price allocation was performed as of September 3, 2025 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

Preliminary: Sep 3, 2025
Cash paid	$65,033
Deferred holdback consideration	1,150
Contingent earnout consideration	9,900
Purchase price	76,083

Assets acquired:
Cash and cash equivalents	10,431
Accounts receivable	8,626
Other current assets	1,519
Contract assets and unbilled receivable, current, net	3,586
Property and equipment	1,722
Right-of-use assets	659
Contract assets and unbilled receivable, non-current, net	3,081
Other assets	176
Intangible assets	39,500
Total identified assets acquired	69,300

Liabilities assumed:
Accounts payable	3,048
Accrued liabilities	3,508
Operating lease liability, current	241
Financing lease liability, current	298
Deferred revenue	4,155
Deferred revenue, non-current	2,300
Operating lease liability, non-current	478
Other liabilities, non-current	256
Total liabilities assumed	14,284

Fair value of identifiable net assets acquired	$55,016
Goodwill acquired on acquisition	$21,067

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
systems. The transaction is considered a non-taxable business combination, and goodwill is not deductible for tax purposes.

The purchase accounting is not yet complete as of December 31, 2025 and as such, the final allocation among purchase consideration, intangible assets, net assets acquired and goodwill may be subject to change. Any adjustments to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

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

The Company incurred $5.0 million in acquisition related expenses during the year ended December 31, 2025 and recorded as general and administration expenses in its consolidated statements of operations and comprehensive loss.

Unaudited pro forma financial information
The financial results of SYNQ3, Amelia and Interactions are included in these consolidated financial statements from the date of the acquisition. SYNQ3 contributed revenue of $12.0 million and net loss of $7.5 million to the Company for the year ended December 31, 2024. Amelia contributed revenue of $42.0 million and net loss of $8.5 million to the Company for the year ended December 31, 2024. Interactions contributed revenue of $23.1 million, and net income of $2.7 million to the Company for the year ended December 31, 2025.
The following table includes unaudited pro forma financial information that presents combined results of the Company as if the SYNQ3 and Amelia acquisitions were completed on January 1, 2023, and the Interactions acquisition was completed on January 1, 2024, the beginning of the comparable prior annual reporting period.

	Unaudited
	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue	$211,701	$225,556	$153,586
Net loss attributable to SoundHound AI, Inc.	$(8,624)	$(367,400)	$(158,339)

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited pro forma financial information includes the combined historical operating results of the Company, SYNQ3, Amelia and Interactions prior to the acquisition, with adjustments to give effect for the acquisitions and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental transaction costs related to the acquisitions, adjustments to interest expense related to previously outstanding debt held by Amelia and Interactions, elimination of profit or loss from stock warrants issued by Interactions, reduction of interest income to reflect reduced average cash and equivalents after funding the Acquisitions with cash, removal of earnings attributable to non-controlling interest due to changes in Interactions ownership structure, and the related tax effects of pro forma adjustments for the period. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. Given the paydown of Amelia Debt occurred in December 2024, which was shortly after the acquisition dates, and the paydown of Interaction Debt occurred at the Interaction Acquisition Date, the interest expenses from Amelia Debt and Interaction Debt were excluded from the unaudited pro forma financial information. The unaudited pro forma results are based on the preliminary purchase price allocation under Interactions Acquisition and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.
The Company did not have any material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Other Acquisition
On June 14, 2024, the Company completed an immaterial acquisition for total purchase consideration of $1.0 million. As part of the acquisition, the Company acquired net assets of $2.2 million, including intangible assets of $2.6 million, and recognized a gain on bargain purchase of $1.2 million within other income, net in the consolidated statements of operations and comprehensive loss during the quarter of the acquisition, resulting from a favorable fair value of identifiable net assets acquired at the date of acquisition as compared with the Company’s purchase price. The Company was able to negotiate a bargain purchase price as a result of the recurring losses and pre-filing bankruptcy status of the selling entity.
The purchase price allocation was finalized as of March 31, 2025.
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
The financial results of the acquired entity are included in these consolidated financial statements from the date of the acquisition, and are immaterial. The Company has not separately presented unaudited pro forma results of operations reflecting the acquisition as the impacts were not material to the consolidated financial statements.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has the following performance obligations in contracts with customers:
Hosted Services
Hosted services, along with non-distinct customization, integration, maintenance and support professional services, allow customers to access the Houndify. Amelia Software Platform, and Virtual Assistance applications over the contract period without taking possession of the software.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
performance completed to date. If none of the criteria are met, revenues are determined to be recognized at a point in time.
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgment and estimates and is based on either input or output measures. During the year ended December 31, 2025, $14.7 million of professional service revenue was recognized over time, with the remaining $0.4 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the year ended December 31, 2024, $9.4 million of professional service revenue was recognized over time, with the remaining $0.1 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer. During the year ended December 31, 2023, $7.4 million of professional service revenue was recognized over time, with the remaining $0.9 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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
Licensing
The Company licenses Amelia’s software solutions, Virtual Assistance applications, and other voice solutions that are embedded in customers’ products or services. Licensing revenues are a distinct performance obligation that is recognized when control is transferred to the customer, which is at a point in time for non-customized solutions. For licenses with non-distinct customized solutions, revenues are recognized over time based on the progress towards completion of the customized solution. Revenues generated from licensing are on royalty arrangements with a per unit pricing or on fixed considerations. The Company records licensing revenue relating to usage-based royalty arrangements in the same period in which the underlying usage occurs. Licensing revenue on fixed considerations including fixed fee and a minimum guarantee from royalty arrangements are recognized when the Company grants the customer the right to use and benefit from the license at the start of the licensing period. Licenses may include post-contract support, which is a distinct performance obligation and revenue from post- contract support is recognized ratably over the licensing period.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the years ended December 31, 2025, 2024 and 2023, revenue under each performance obligation was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Hosted services	$108,255	$57,246	$18,364
Licensing	45,146	17,577	18,600
Professional services	15,059	9,488	8,275
Monetization	460	382	634
Total	$168,920	$84,693	$45,873

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2025, 2024 and 2023, the disaggregated revenue by geographic location* was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$108,387	$46,751	$6,769
Korea	10,336	12,289	22,962
France	7,307	8,756	4,090
Germany	360	196	5,950
Other	42,530	16,701	6,102
Total	$168,920	$84,693	$45,873

*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the years ended December 31, 2025, 2024 and 2023, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Over time revenue	$125,887	$67,789	$25,757
Point-in-time	43,033	16,904	20,116
Total	$168,920	$84,693	$45,873
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and any post-contract support for on-premise solutions. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.
For the years ended December 31, 2025, 2024 and 2023, the disaggregated revenue by service type was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service subscriptions	$133,547	$56,347	$1,940
Product royalties	34,913	27,964	43,299
Monetization	460	382	634
Total	$168,920	$84,693	$45,873
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
The contract asset and unbilled accounts receivable, net as of December 31, 2025 and December 31, 2024 consists of the following (in thousands):

	Balance Sheet Presentation	December 31, 2025	December 31, 2024
Unbilled account receivables - current	Contract assets and unbilled receivables, net	$17,728	$13,441
Contract assets - current	Contract assets and unbilled receivables, net	20,461	13,204
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net	12,988	922
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net	16,918	11,957

The change in the Company's unbilled accounts receivable and contract assets during the current period was primarily the result of new contracts, customer invoicing, and the performance of the Company's contracts, respectively. The Company has not recorded any specific asset impairment charges related to contract assets during the periods presented in the consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period for the years ended December 31, 2025, 2024 and 2023 were $24.1 million, $5.1 million and $7.9 million, respectively.
As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $79.5 million. Given the applicable contract terms, $47.8 million is expected to be recognized as revenue within one year, $30.1 million is expected to be recognized between 2 to 5 years and the remainder of $1.6 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill including the effect of measurement period adjustments for the year ended December 31, 2025, was as follows (in thousands):

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	$6,000
Acquisition of Amelia	$95,704
Balance as of December 31, 2024	$101,704
Acquisition of Interactions	21,067
Measurement period adjustment	$(494)
Balance as of December 31, 2025	$122,277

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of SYNQ3, Amelia, and Interactions at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary. Refer to Note 3 for further information on the measurement period adjustments of Amelia Acquisition.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		December 31, 2025
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$117,640	$24,871	$92,769
Customer relationships	3.0 - 7.0	101,060	18,422	82,638
Tradename	2.0 - 5.0	9,270	3,538	5,732
Conversation data	2.5	1,285	1,029	256
Total		$229,255	$47,860	$181,395

		December 31, 2024
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$105,640	$7,696	$97,944
Customer relationships	3.0 - 7.0	74,360	5,322	69,038
Tradename	2.0 - 5.0	8,470	1,280	7,190
Conversation data	2.5	1,285	514	771
Total		$189,755	$14,812	$174,943
Amortization expense of intangible assets was $33.0 million for the year ended December 31, 2025. This expense was recorded as $17.2 million within cost of revenues for the year ended December 31, 2025. Amortization expense of

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
intangible assets was $14.8 million for the year ended December 31, 2024. This expense was recorded as $7.7 million within cost of revenues for the year ended December 31, 2024. There was no amortization expense during the year ended December 31, 2023.
Future amortization expense of intangible assets held as of December 31, 2025, is as follows (in thousands):

Year ending December 31,
2026	$37,512
2027	34,930
2028	33,138
2029	32,501
Thereafter	43,314
Total	$181,395
NOTE 6. PROPERTY AND EQUIPMENT, NET AND CAPITALIZED SOFTWARE DEVELOPMENT COST
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment	$17,441	$19,480
Software and voice recordings	10,453	10,033
Leasehold improvements	4,618	3,871
Furniture and fixtures	962	1,154
Construction in progress	15	—
Total property and equipment, at cost	33,489	34,537
Less: accumulated depreciation and amortization	(30,562)	(33,298)
Total property and equipment, net	$2,928	$1,239
As of December 31, 2025 and 2024, property and equipment, net includes assets under finance lease obligations (see Note 16 for additional information) with an aggregate cost of approximately $0.6 million and $0.6 million, respectively, and accumulated depreciation of approximately $0.2 million and $0.4 million, respectively. Depreciation and amortization expense in respect of capitalized property and equipment totaled approximately $1.0 million, $1.2 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, capitalized software development costs were $6.4 million and zero, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2025, 2024 and 2023, was less than $0.1 million, zero and zero, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation expenses	$13,949	$15,850
Accrued vendor payables	8,682	8,141
Accrued litigation liabilities	3,045	1,750
Other accrued liabilities	649	551
	$26,325	$26,291
NOTE 8. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of December 31, 2025 (in thousands):

2026	16,000
2027	24,000
2028	24,000
Total	$64,000
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company's assessment may change over time as individual proceedings or claims progress.
VB Assets, LLC v. SoundHound
On November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as VB Assets, LLC v. SoundHound AI, Inc., Case No. 1:24-cv-1279-MN. In its complaint, VB Assets, LLC alleges the Company is infringing U.S. Patent Nos. 8,073,681, 11,222,626, 8,886,536, 9,269,097, 9,502,025, and 11,087,385. VB Assets, LLC subsequently amended its complaint adding allegations that the Company is also infringing U.S. Patent Nos. 10,755,699, 10,297,249, and 7,818,176. At the appropriate time, the Company will deny all infringement allegations and allege that VB Assets, LLC patents asserted against the Company are invalid and/or unenforceable. The Company intends to vigorously defend itself in all respects. As of December 31, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of December 31, 2025.
Securities Litigation
On March 28, 2025, a class action complaint was filed in the United States District Court for the Northern District of California, captioned Liles v. SoundHound AI, Inc., Case No. 3:25-cv-02915-RFL. The complaint names as defendants the Company, its CEO Keyvan Mohajer, and its CFO Nitesh Sharan. The complaint asserts, among other

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
things, claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks to represent a putative class of stockholders who purchased or otherwise acquired SoundHound securities between March 1, 2024 and March 11, 2025, both dates inclusive. On July 14, 2025, Judge Rita Lin appointed the leading plaintiff in the litigation. On July 25, 2025, a new Scheduling Order was entered. On October 1, 2025, the Lead Plaintiff served their amended complaint. The Company filed a motion to dismiss on December 12, 2025. The Plaintiffs filed their opposition to the motion to dismiss on February 10, 2026. The Company plans to file its reply on or before March 19, 2026. The hearing is scheduled in April 2026. The Company intends to vigorously defend the claims and believes the complaint lacks merit. As of December 31, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of December 31, 2025.
Derivative Actions
On April 8, 2025, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Bishop v. Mohajer, Case No. 3:25-cv-03172-JD. The complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On April 16, 2025, a similar purported shareholder derivative complaint was filed against the same defendants in the same forum, captioned Roy v. Mohajer, Case No. 5:25-cv-03363-NC. That complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. All derivative actions have been stayed pending resolution of the Liles v. SoundHound AI et al securities class action litigation. As of December 31, 2025, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of December 31, 2025.
Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $4.1 million and $3.1 million as of December 31, 2025 and 2024.
NOTE 9. WARRANTS
Term Loan Warrants
In connection with the Credit Agreement (as defined in Note 10), the Company issued warrants to purchase up to 3,301,536 shares of the Company's Class A Common Stock to the lenders (the “Term Loan Warrants”). The Term Loan Warrants have a per share exercise price of $2.59 and may be exercised, including on a cashless basis, by the holder at any time prior to the 10-year anniversary of the issue date. The Term Loan Warrants will be automatically cashless exercised immediately prior to a change in control of the Company. The Term Loan Warrants are indexed to the Company's stock and were classified as an equity instrument. On the Term Loan Closing Date, this resulted in the Company allocating the gross proceeds and issuance costs between the Term Loan and the Term Loan Warrants based on their relative fair values, resulting in the initial recognition of the Term Loan Warrant at $4.1 million as additional paid-in-capital on the consolidated balance sheets.
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
On April 26, 2022 (the “Closing”), pursuant to a merger agreement dated as of November 15, 2021 by and among ATSP, ATSPC Merger Sub, Inc. and Legacy SoundHound, the parties consummated the merger of ATSPC Merger Sub, Inc. with and into Legacy SoundHound, with Legacy SoundHound continuing as the surviving corporation, as well as the other transactions contemplated by the Merger Agreement (the merger and such other transactions collectively referred to the “ATSP Merger”).
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
As of December 31, 2025 and December 31, 2024, there were 3,654,115 and 3,663,955 Public Warrants and Private Warrants issued and outstanding, respectively. During the years ended December 31, 2025 and December 31, 2024, the Company issued 9,840 and 2,041 shares, respectively, of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding and raised $0.1 million and less than $0.1 million, respectively, in cash proceeds. There was no exercise during the years ended December 31, 2023.
NOTE 10. NOTE PAYABLE
SVB March 2021 Note
In March 2021, the Company entered into a loan and security agreement with a commercial bank to borrow $30.0 million. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the year ended December 31, 2023, the interest rate was 13.75%. Payments were interest-only for the first

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
twelve months and are now principal and interest through maturity. During the year ended December 31, 2023, the Company recorded less than $0.1 million related to the amortization of the debt discount in interest expense.
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
SCI June 2021 Note
In June 2021, the Company entered into a loan and security agreement with a lender to obtain credit extensions to the Company. Extensions were available in $5.0 million increments up to a total commitment amount of $15.0 million. The Company drew an initial $5.0 million on June 14, 2021 and the remaining $10.0 million on December 1, 2021. The loan bore interest at an annual rate equal to the greater of 9.00% or 5.75% above the Prime Rate. During the year ended December 31, 2023, the interest rate was 13.75%. Payments were interest-only for the first twelve months and principal and interest through maturity. During the year ended December 31, 2023, the Company recorded less than $0.1 million related to the amortization of the debt discounts in interest expense.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On December 3, 2024, the Company entered into a letter agreement (the “Amelia Debt Payoff Letter”) to prepay in full all indebtedness and other amounts outstanding and owing under the Amelia Debt Credit Agreement. In connection with the Amelia Debt prepayment, the Company paid a total of $39.8 million on December 4, 2024, which consisted of the remaining principal amount outstanding of $39.8 million and transaction expenses of an immaterial amount, resulting in a loss on debt extinguishment of an immaterial amount.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENT
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$39,920	$—	$—
Money market funds	21,334	$—	$—
Other non-current assets
Derivative	$—	$—	$4,786
Total assets	$61,254	$—	$—

Liabilities:
Contingent acquisition liabilities (Current)
Contingent earnout consideration	$—	$—	$4,400
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	$—	$—	$129,227
Total liabilities	$—	$—	$133,627

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Treasury bills	$38,070	$—	$—
Money market funds	131,767	$—	$—
Total assets	$169,837	$—	$—

Liabilities:
Other current liabilities
Contingent holdback consideration	$—	$—	$4,076
Contingent acquisition liabilities
Contingent earnout consideration	$—	$—	$286,898
Total liabilities	$—	$—	$290,974
Equity Line of Credit

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liabilities:	Equity Line of Credit
December 31, 2022	1,075
Change in fair value	1,901
Settlements	(2,976)
December 31, 2023	$—
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Escrow Consideration

Derivative

The reconciliation of the Company's derivative measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$110
Change in the fair value of derivative	4,676
Balance as of December 31, 2025	$4,786
The Company accounted for the Escrow Consideration under Amelia acquisition as equity-classified shares issued as part of the consideration transferred. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. During the year ended December 31, 2025, the Company recognized a gain of $4.7 million related to the change in fair value of derivative under other income in the consolidated statement of operations and comprehensive loss.
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent SYNQ3 Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	981
Change in the fair value of liability	3,712
Measurement period adjustments	(411)
Settlement	(206)
Balance as of December 31, 2024	4,076
Change in the fair value of liability	44
Settlement	(4,120)
Balance as of December 31, 2025	—
The fair value of the cash portion of the Contingent Holdback Consideration was estimated based upon the holdback period of 15 months, and discounted using the risk-free interest rate based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the 15-month holdback period. The fair value of the equity portion of the Contingent SYNQ3 Holdback Consideration was estimated based upon the value of the Company’s Class A Common Stock price. The fair value of the Contingent SYNQ3 Holdback Consideration was initially measured on January 3, 2024, the date on which the Company completed the acquisition of SYNQ3. For the years ended December 31, 2025 and 2024, the Company recognized a loss of less than $0.1 million and a loss of $3.7 million related to the Contingent SYNQ3 Holdback Consideration, respectively.
The fair value of the Contingent Holdback Consideration has been estimated as of the Closing Date and December 31, 2024 under the following assumptions:

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 3, 2024	December 31, 2024
Risk-free interest rate	4.6%	4.0%
Holdback period	1.25 years	0.25 years
Contingent Earnout Consideration
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2023	$—
Acquisition of SYNQ3	1,676
Acquisition of Amelia	66,269
Change in the fair value of liability*	218,953
Balance as of December 31, 2024	286,898
Acquisition of Interactions	9,900
Change in the fair value of liability*	(163,171)
Balance as of December 31, 2025	133,627
*Changes in the Company's year-end stock price resulted in adjustments to the fair value of contingent acquisition liabilities where future Contingent Earnout Consideration is marked-to-market on a quarterly basis, significantly impacting net loss and net loss per share during the years ended December 31, 2025 and 2024. The fluctuation is non-operating and non-cash in nature.
For the years ended December 31, 2025 and 2024, the Company recognized a gain of $163.2 million and a loss of $219.0 million related to the contingent earnout consideration, respectively, reflected in the change in fair value of contingent acquisition liabilities in the consolidated statement of operations and comprehensive loss.
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from the SYNQ3 Acquisition has been estimated as of the Closing Date, December 31, 2024, and December 31, 2025, with the following assumptions for the unobservable inputs:

	January 3, 2024	December 31, 2024	December 31, 2025
Discount rate	12.6%	12.9%	13.1%
Expected stock price volatility	115.3%	130.0%	115.0%
Risk-free interest rate	4.2%	4.2%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.50 - 1.50 years	1 year

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of the Contingent Amelia Earnout Consideration acquired from the Amelia Acquisition has been estimated as of the Closing Date, December 31, 2024, and December 31, 2025, with the following assumptions for the unobservable inputs:

	August 6, 2024	December 31, 2024	December 31, 2025
Metric specific discount rate	8.0%	9.5%	8.5%
Earnout payment discount rate	3.8%	4.2%	3.4%
Expected stock price volatility	73.0%	68.0%	98.0%
Expected metric volatility	11.0%	12.0%	15.0%
Risk-free interest rate for target revenue	4.0%	4.2%	3.6%
Risk-free interest rate for stock price	3.8%	4.2%	3.5%
Expected dividend yield	—%	—%	—%
Expected life	1.4 - 2.4 years	1.0 - 2.0 years	1.0 year
The fair value of the Contingent Interactions Earnout Consideration acquired from the Interactions Acquisition has been estimated as of the Closing Date and December 31, 2025, with the following assumptions for the unobservable inputs:

	September 3, 2025	December 31, 2025
Metric specific discount rate	8.0%	8.0%
Risk-free interest rate for target revenue	3.5%	3.4%
Expected metric volatility	15.0%	20.0%
Earnout payment discount rate	6.8%	6.2%
Expected life	1.3 - 2.3 years	1.0 - 2.0 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the years ended December 31, 2025 and 2024.
NOTE 13. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of December 31, 2025 and December 31, 2024, all the Series A Preferred Stock have been converted to Class A Common Stock.
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
Conversion

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the year ended December 31, 2024, 475,005 shares of preferred stock were converted into 16,624,215 shares of Class A Common Stock. The conversion was pursuant to the original terms of the agreement and therefore the carrying value of Series A Preferred Stock was converted into Class A Common Stock with no gain or loss upon conversion. There were no conversions during the year ended December 31, 2025.
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
NOTE 14. COMMON STOCK
At the 2025 Annual Meeting of Stockholders held on May 23, 2025, the Company’s stockholders approved to increase the number of authorized shares of Class A Common Stock from 455,000,000 to 755,000,000. As of December 31, 2025, the Company is authorized to issue 800,000,000 shares of capital stock, consisting of (a) 755,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
During the year ended December 31, 2024, certain holders of Class B Common Stock optionally converted 4,950,000 shares of Class B Common Stock into the same number of shares of Class A Common Stock. There was no conversion of Class B Common Stock during the year ended December 31, 2025.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company recorded losses on changes in the fair value of the derivative liability associated with the ELOC Program of $1.9 million for the year ended December 31, 2023 as other income, net on its consolidated statements of operations and comprehensive loss. The Company incurred third-party costs of $0.2 million related to the execution of the Common Stock Purchase Agreement which were recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
During the year ended December 31, 2023, the Company sold the entirety of the 25,000,000 shares for aggregate proceeds of approximately $71.7 million, with the volume weighted average stock price of shares purchased by the Counterparty ranging from $1.75 to $4.26 per share.
Sales Agreement
On July 28, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, and D.A. Davidson & Co. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell up to $150.0 million of shares of our Class A Common Stock from time to time through or to the Sales Agents acting as agent or principal. Sales of our Class A Common Stock under the Sales Agreement were made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Agents were entitled to aggregate compensation at a fixed commission rate of 2.5% of the gross sales price per share sold under the Sales Agreement. We also agreed to reimburse the Sales Agents for certain specified expenses, including the reasonable and documented fees and disbursements of its legal counsel in an amount of $0.1 million in the aggregate in connection with the execution of the Sales Agreement.
As of December 31, 2024, the Company sold 37,907,219 shares of our Class A common stock under the Sales Agreement, at a weighted-average price of $3.62 per share and raised $137.3 million of gross proceeds, which resulted in complete utilization of the Sales Agreement. After deducting approximately $3.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of Class A common stock was $133.8 million. As of December 31, 2024, the Company had no remaining capacity to sell the Company's Class A common stock under the Sales Agreement.
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

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Second Equity Distribution Agreement
On January 24, 2025, the Company entered into the Second Equity Distribution Agreement with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. (each, an “Sales Manager,” and, collectively, the “Sales Managers”) with respect to an at-the-market equity program. Under this program, the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.
During the year ended December 31, 2025, the Company sold 13,913,014 shares of its common stock under the Second Equity Distribution Agreement, at an average price of $14.48 per share and raised $201.5 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $4.0 million. As of December 31, 2025, the Company had a remaining capacity to sell up to an additional $48.5 million of its common stock under the Second Equity Distribution Agreement.
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan,” collectively, with the 2006 Plan and the 2016 Plan, the “Plans”), effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“the Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of December 31, 2025, the Company had 9,967,757 shares remaining for issuance under the 2022 Incentive Plan.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022, An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of December 31, 2025, 1,216,324 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan,” collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of December 31, 2025, 2,569,834 shares remaining for issuance under the 2024 Inducement Plan.
Stock Options Activity
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
Stock option activity under the Plans was as follows for the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2022	25,420,425	$3.74	6.32	$1,448
Exercised	(3,585,829)	2.37		5,207
Forfeited or cancelled	(4,993,229)	5.24
Outstanding, December 31, 2023	16,841,367	$3.59	4.77	$1,392
Exercised	(9,806,309)	2.91		72,806
Forfeited or cancelled	(1,109,147)	4.76
Outstanding, December 31, 2024	5,925,911	$4.44	5.08	$91,268
Exercised	(2,036,995)	4.22		22,034
Forfeited or cancelled	(5,503)	7.51
Outstanding, December 31, 2025	3,883,413	$4.55	4.51	$21,051
Exercisable, December 31, 2025	3,877,860	4.55	4.50	21,026
Options exercised early are subject to the vesting provisions mentioned above, and any unvested shares are subject to repurchase at the original price upon termination of employment, death, or disability. There were no option exercises during the years ended December 31, 2025, 2024 and 2023 that were subject to repurchase.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There were no options granted during the years ended December 31, 2025, 2024, and 2023. The total fair value of options vested was approximately $1.5 million, $3.0 million and $4.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded stock-based compensation expense related to options of $1.3 million, $3.0 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, the total unrecognized stock-based compensation expense related to the unvested stock options was less than $0.1 million, which we expect to recognize over a weighted-average period of 0.53 years.
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of December 31, 2025, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as probable of being met.
The Company also granted 3,533,500 RSUs that vest over a four-year requisite service period to Amelia employees during the year ended December 31, 2025. Additionally, the Company granted 10,045,389 RSUs to other employees of the Company during the year ended December 31, 2025. As a result, the Company granted total of 13,578,889 RSUs during the year ended December 31, 2025.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The activity for unvested Restricted Stock Units under the Plans was as follows for the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	16,343,591	3.39
Granted	14,009,111	4.14
Vested	(7,322,556)	3.44
Forfeited	(1,239,891)	3.15
Unvested, December 31, 2024	21,790,255	3.87
Granted	13,628,889	12.34
Vested	(12,093,741)	5.66
Forfeited	(1,722,039)	5.41
Unvested, December 31, 2025	21,603,364	8.09
The Company recorded stock-based compensation expense of $4.0 million, $1.1 million and $1.3 million related to Performance-Based RSUs during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $3.9 million. There were 50,000 Performance-Based RSUs granted during the year ended December 31, 2025.
The Company recorded less than $0.1 million, $0.6 million and $1.5 million in stock-based compensation expense related to Market-Based RSUs during the year ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was no unrecognized stock-based compensation expense related to the unvested Market-Based RSUs.
To derive the fair value of Market-Based RSUs, the Company applies a Monte Carlo simulation to determine the grant date fair value. The Company did not grant Market-Based RSUs during the years ended December 31, 2025, 2024, and 2023.
During the years ended December 31, 2025, 2024 and 2023, the fair value of RSUs that vested was $66.1 million, $24.1 million, and $25.5 million. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $70.6 million, $27.2 million, and $20.4 million of stock-based compensation related to RSUs. As of December 31, 2025, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $157.7 million.
The total unrecognized stock-based compensation related to unvested RSUs is $161.6 million and this will vest over a weighted average period of 2.48 years.
Restricted Stock Awards Activity
In connection with the SYNQ3 Acquisition, a total of 2,033,156 unvested restricted Class A Common Stock shares ("RSAs") were issued, 25% of which are subject to service conditions that vest at the end of each of the upcoming three fiscal years in three tranches, and 75% of which is subject to both service and performance-based vesting conditions in three tranches. As of December 31, 2025, 465,349 RSAs were vested and 508,289 RSAs were forfeited as a result of the targets not met or not probable of being met.
The performance level for each of the fiscal years 2024, 2025 and 2026 is based on tiered annual revenue targets, subject to a floor of $9.0 million, $21.0 million and $30.0 million, respectively, with vesting ranging from 50% to 100% of the RSAs granted depending on the level of achievement of the specified revenue target in each year.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of December 31, 2025, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as probable of being met.
The activity for unvested Restricted Stock Awards was as follows for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	—	—
Granted	2,033,156	1.98
Vested	(169,430)	1.98
Forfeited	—
Unvested, December 31, 2024	1,863,726	1.98
Granted	—
Vested	(295,919)	1.98
Forfeited	(508,289)	1.98
Unvested, December 31, 2025	1,059,518	1.98
The Company recorded stock-based compensation expense of $5.7 million and $0.8 million related to RSAs during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.1 million and $0.3 million, respectively, over a weighted average period of 1.00 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
ESPP Activity
For the purpose of determining the estimated fair value of ESPP shares, the Company uses the Black-Scholes option-pricing model. The assumptions under the Black-Scholes option-pricing model during the years ended December 31, 2025, 2024, and 2023 were as follows for ESPP awards:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Dividend yield	0%	0%	0%
Expected volatility	96%	84%	56%
Expected term (years)	0.50	0.50	0.49
Risk free interest rate	3.74%	4.40%	5.26%
During the years ended December 31, 2025, 2024 and 2023, the Company recorded $1.4 million, $0.5 million and $0.4 million of stock-based compensation related to its ESPP. There was $0.6 million of unrecognized stock-based compensation expense for the year ended December 31, 2025, related to the ESPP that is expected to be recognized over an average vesting period of 0.36 years.
Equity Award Modifications
In connection with the Restructuring Plan (as defined in Note 11), the Company entered into severance arrangements with 166 affected employees. Pursuant to these arrangements, these employees received acceleration of vesting of RSUs and extensions of the post-termination exercise period of stock option awards. All award modifications related

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to restructuring activities were expensed in the year ended December 31, 2023. The total incremental compensation cost resulting from these modifications is $3.2 million. There were no significant modifications during the years ended December 31, 2025 and 2024.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$8,899	$458	$412
Sales and marketing	15,990	4,818	3,601
Research and development	35,270	16,203	11,992
General and administrative	22,892	11,666	8,784
Restructuring costs	—	—	3,142
Less: Capitalized software development costs	(2,431)	—	—
Total	$80,620	$33,145	$27,931

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
Aggregate non-cancelable future minimum lease payments under operating and finance leases were as follows as of December 31, 2025 (in thousands):

	Operating Lease	Finance Lease
Year Ending December 31:
2026	$2,037	$377
2027	797	119
2028	580	40
2029	501	—
2030	334	—
Thereafter	—	—
Total	4,249	536
Less: imputed interest	(386)	(58)
Present value of lease liabilities	3,863	478
Less: current portion	(1,812)	(332)
Add: immaterial difference	$18	$—
Lease liabilities, net of current portion	$2,069	$146

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of lease cost were as follows during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$2,703	$2,628	$3,177
Short-term lease cost	$957	$972	$1,298

Finance lease cost:
Amortization of finance leased assets	$149	$134	$161
Interest on lease liabilities	$29	$11	$23
The table below presents additional information related to our leases as of December 31, 2025:

	Operating Lease	Finance Lease
Weighted average remaining lease term (years)	2.53	0.92
Weighted average discount rate	10.67%	14.00%
The Company’s rent expense totaled approximately $4.0 million, $4.5 million and $5.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 17. OTHER INCOME, NET
Other income, net on the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Other income, net:
Interest income	$9,799	$8,370	$2,866
Change in fair value of derivative	4,676	—	—
Loss on change in fair value of ELOC program	—	—	(1,901)
Gain on bargain purchase	—	1,223	—
Other income (expense), net	193	(371)	190
Total other income, net	$14,668	$9,222	$1,155

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(14,006)	$(350,681)	$(88,937)
Cumulative dividends attributable to Series A Preferred Stock	—	(416)	(2,774)
Net loss attributable to common stockholders - basic	$(14,006)	$(351,097)	$(91,711)

Net loss	$(14,006)	$(350,681)	$(88,937)
Effect of potentially dilutive equivalent shares to net loss	(99,512)	—	—
Cumulative dividends attributable to Series A Preferred Stock	—	(416)	(2,774)
Net loss attributable to common stockholders - diluted	$(113,518)	$(351,097)	$(91,711)

Denominator:
Weighted average shares outstanding – basic	405,421,412	338,462,574	229,264,904
Effect of potentially dilutive equivalent shares	4,034,930	—	—
Weighted average shares outstanding – diluted	409,456,342	338,462,574	229,264,904

Basic net loss per share	$(0.03)	$(1.04)	$(0.40)
Diluted net loss per share	$(0.28)	$(1.04)	$(0.40)
For the years ended December 31, 2024 and 2023, the diluted net loss per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Stock-based awards	20,336,025	24,918,197	33,484,074
Unvested restricted share awards	551,229	338,859	—
Common stock warrants	3,654,115	3,663,955	6,967,532
Contingently issuable shares	119,096	—	—
Series A Preferred Stock	—	—	16,226,645
Total	24,660,465	28,921,011	56,678,251

The table above does not include: (i) 1,755,078, 4,342,570, and zero shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 6,085,802, 18,257,365 and zero shares of contingently issuable earnout shares, respectively; outstanding as of December 31, 2025, 2024 and 2023, as these awards are subject to performance conditions that were not met as of those dates. The table also excludes 274,191 and zero shares associated with the Contingent SYNQ3 Holdback Consideration in connection with the SYNQ3 Acquisition, respectively, as these shares are subject to contingencies that were not met as of December 31, 2024 and 2023.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such shares to participate in the combined entity’s losses. The weighted average shares outstanding used to calculate basic net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 excludes the 1,918,969 and 2,149,530 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.

NOTE 19. INCOME TAXES
The following is a geographical breakdown of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(15,244)	$(363,347)	$(86,724)
Foreign	5,970	3,419	1,701
	$(9,274)	$(359,928)	$(85,023)
The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current provision:
Federal	$—	$—	$—
State	—	2	3
Foreign	3,394	2,934	3,881
Total current provision	$3,394	$2,936	$3,884
Deferred provision:
Federal	$—	$(10,492)	$—
State	—	(1,701)	—
Foreign	1,338	10	30
Total deferred provision	$1,338	$(12,183)	$30
Total provision (benefit) for income taxes	$4,732	$(9,247)	$3,914
Effective tax rate	(51.0)%	2.6%	(4.6)%

The Company has incurred net pre-tax losses in the United States only for all periods presented. The Company recorded an income tax expense (benefit) of $4.7 million, $(9.2) million, and $3.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The 2024 tax benefit relates to tax benefits from acquisitions, partially offset by withholding tax paid for sales to customers in foreign jurisdictions and income tax related to foreign subsidiaries. The 2023 and 2025 tax expense relates to withholding tax paid for sales to customers in foreign jurisdictions and income tax related to foreign subsidiaries.

The following table is a reconciliation of the U.S. federal statutory tax rate of 21% to the Company’s effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2025, 2024, and 2023 after adoption of ASU 2023-09 (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025		2024		2023
	Total	%	Total	%	Total	%
Tax at the U.S. federal statutory rate	(1,948)	21.0%	(75,585)	21.0%	(17,855)	21.0%
State and local income taxes, net of federal income tax effects	—	—%	2	—%	3	—%
Foreign tax effects:
South Korea
Withholding tax	1,600	(17.3)%	1,851	(0.5)%	3,689	(4.3)%
Other	(4)	—%	(4)	—%	(7)	—%
China
Other	485	(5.2)%	(84)	—%	(21)	—%
Peru
Withholding tax	1,121	(12.1)%	501	(0.1)%	—	—%
Other	(62)	0.7%	(1)	—%	—	—%
Netherlands
Unrealized FX gain/loss	565	(6.1)%	—	—%	—	—%
Other	(308)	3.3%	(24)	—%	—	—%
Other foreign jurisdictions	81	(0.9)%	(16)	—%	(108)	0.1%
Tax credits:
Research & development tax credits	(4,061)	43.8%	(4,881)	1.4%	(2,302)	2.7%
Changes in valuation allowance	43,550	(469.6)%	39,083	(10.9)%	18,604	(21.9)%
Nontaxable or nondeductible items:
Stock based compensation	(12,233)	131.9%	(15,224)	4.2%	2,289	(2.7)%
Sec. 162(m) disallowance	8,461	(91.2)%	9,457	(2.6)%	270	(0.3)%
Change in fair value of contingent acquisition liabilities	(34,257)	369.4%	46,761	(13.0)%	—	—%
Withholding tax deduction	(348)	3.8%	(441)	0.1%	(775)	0.9%
Transaction costs	590	(6.4)%	1,451	(0.4)%	(733)	0.9%
Remeasurement gain/loss	(968)	10.4%	11	—%	—	—%
Other	80	(0.9)%	159	—%	799	(0.9)%
Changes in unrecognized tax benefits	8	(0.1)%	(7)	—%	197	(0.2)%
Other adjustments:
Acquisition	2,158	(23.3)%	(12,189)	3.4%	—	—%
Other deferred adjustments	222	(2.4)%	(67)	—%	(136)	0.2%
Effective tax rate	$4,732	(51.0)%	$(9,247)	2.6%	$3,914	(4.6)%

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of our deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$210,500	$127,680
Research and development credits	29,476	23,934
Property and equipment	1,955	1,936
Deferred revenue	4,873	5,260
Interest expense	3,485	5,484
Stock-based compensation	3,497	2,704
Operating lease liabilities	958	1,014
Section 174 research and development capitalization	41,922	40,648
Accruals and reserves	2,530	2,780
Other	—	2
Total deferred tax assets	299,196	211,442
Valuation allowance	(260,164)	(170,219)
Total deferred tax assets, net	39,032	41,223
Deferred tax liabilities:
Right-of-use assets	(936)	(1,017)
Intangible assets	(39,430)	(40,202)
Total deferred tax liabilities	(40,366)	(41,219)
Net deferred tax assets	$(1,334)	$4
Based on available objective evidence, management believes it is more-likely-than-not that the domestic federal and state deferred tax assets; and excess Canadian SR&ED tax credits will not be fully realized due to the Company’s cumulative losses arising in the United States, and its inability to utilize excess tax credits in Canada. Accordingly, the Company has recorded a valuation allowance on deferred tax assets in excess of deferred tax liabilities against its federal and state deferred tax assets and excess Canadian SR&ED tax credits as of December 31, 2025 and 2024. The valuation allowance increased by $90.0 million from the year ended December 31, 2024 to December 31, 2025.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2025 because it intends to indefinitely reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will not be material.
As of December 31, 2025, the Company had net operating loss carryforwards of $892.9 million of U.S. federal and $379.7 million of state net operating loss carryforwards available to reduce future taxable income. The federal and state net operating loss carryforwards will start to expire in 2026 with the exception of $691.0 million federal net operating loss carryforwards and $18.5 million state net operating loss carryforwards, which can be carried forward indefinitely.
The Company had federal and state research and development credit carryforwards of $27.2 million and $15.4 million, respectively, as of December 31, 2025. The federal credits will expire starting in 2029 if not utilized. The state credits can be carried forward indefinitely. The Company also had Canadian SR&ED tax credits of $1.9 million, which will expire starting in 2039 if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state tax laws, utilization of net operating loss carryforwards and tax credits may be subject to annual limitations due to certain ownership changes. The Company’s net operating loss carryforwards and tax credits could expire before utilization if subject to annual limitations.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2025, the tax years 2005 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.
Changes in gross unrecognized tax benefits during the periods presented were as follows (in thousands):

Balance as of December 31, 2022	$6,130
Increase for tax positions of prior years	370
Increase for tax positions of current year	1,095
Balance as of December 31, 2023	$7,595
Increase for tax positions of prior years	877
Decrease for tax positions of prior years	(4)
Increase for tax positions of current year	2,784
Balance as of December 31, 2024	$11,252
Increase for tax positions of prior years	408
Decrease for tax positions of prior years	(708)
Increase for tax positions of current year	2,402
Balance as of December 31, 2025	$13,354

$0.6 million of the unrecognized tax benefits, if recognized, would affect the effective tax rate. $12.8 million of the unrecognized tax benefits, if recognized, would not affect the effective tax rate and would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. As of December 31, 2025, the Company has accrued $0.1 million interest and penalties related to unrecognized tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses and acceleration of tax deductions for qualified capital expenditures acquired and placed into service after January 19, 2025, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with various effective dates between 2025 and 2027. The Company evaluated the OBBBA and included its impact within our consolidated financial statements. The Company will continue to assess the full impact of these legislative changes as additional guidance becomes available.

The amount of cash paid for income taxes, net of refunds, is as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$—	$—	$—
State and local	—	15	3
Total U.S.	$—	$15	$3

Foreign
South Korea	$2,262	$1,628	$1,694
Peru	712	523	—
Netherlands	687	—	—
Germany	*	*	404
India	*	332	—
France	*	*	226
Japan	—	140	*
Other	709	79	29
Total foreign	$4,370	$2,702	$2,353

Total income taxes paid, net of refunds	$4,370	$2,717	$2,356
*Income taxes paid, net of refunds do not meet the disaggregation threshold in years 2025, 2024 and 2023. Such amounts are not presented as comparative disclosures because such disclosures are not required.
NOTE 20. RELATED PARTY TRANSACTIONS
On January 24, 2025, the Company entered into an Equity Distribution Agreement with Guggenheim Securities, LLC and other Sales Managers with respect to an at-the-market equity program. Under this program, the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Refer to Note 14 to the consolidated financial statements for more information.
The brother of one of our Board of Directors is a Senior Advisor to Guggenheim Securities, LLC and a member of the Guggenheim Securities investment banking team. Our board member did not participate in the Company’s decision to engage Guggenheim Securities, LLC to sell the Company's Class A Common Stock under at-the-market equity program and disclosed the fact that his brother would be involved in the services to be provided by Guggenheim Securities, LLC to the Company in advance of the determination by the Company to engage Guggenheim Securities, LLC. During the year ended December 31, 2025, the Company paid commissions of $0.4 million to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager.
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
The personnel-related costs are the significant segment expenses included in the net loss that are regularly provided to the CODM. Personnel-related costs were $204.4 million, $114.1 million and $73.1 million, respectively, and represented 63.4%, 60.5% and 66.5%, respectively, of total operating expenses during the years ended December 31, 2025, 2024, and 2023.

SOUNDHOUND AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 22. SUBSEQUENT EVENTS
On January 23, 2026, the Company paid $4.7 million to the selling shareholders under Interaction Acquisition to settle a portion of the Contingent Interactions Earnout Consideration due to the achievement of the target through the renewal of an existing contract with a specific customer.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis.
The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses as of December 31, 2025:
•The Company did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex financing transactions.
•The Company did not design and maintain effective controls to verify appropriate segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to an individual, and addressing conflicts on a timely basis.
The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, and immaterial errors in various accounts during the interim and annual periods during 2023, 2024 and 2025. The material weakness related to segregation of duties did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025.
We excluded Interactions Corporation from our assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during the third quarter of 2025. The total assets and total revenues of Interactions Corporation, which is a wholly-owned subsidiary, excluded from management's assessment represent approximately 5% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Management's Plan to Remediate the Material Weaknesses
The following remediation actions are currently being implemented and are in process:
•Conducting an updated annual Segregation of Duties assessment identifying key conflicts and mitigating controls.
•Designing and implementing controls related to the review and approval of complex or unusual transactions.
•Designing and implementing new control activities and enhancing existing control activities across business processes.
The following remediation actions were completed during the quarter ended December 31, 2025:
•Implemented a Segregation of Duties automated tool for our Enterprise Resource Planning (ERP) system.
•Completed a risk assessment that includes the identification and walkthrough of key business processes.
•Designed and implemented new control activities and enhanced the design of existing control activities related to the revenue and financial reporting processes.
The material weaknesses will not be considered remediated until management completes the design and implementation of the necessary controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the enhanced controls are operating effectively.
Remediation of Previously Identified Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and in the subsequent quarterly reports on Form 10-Q for 2025, management concluded the following material weaknesses existed in the Company’s internal control over financial reporting:
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
•The Company did not design and maintain effective controls related to the accounting for acquisitions.
The Company’s actions and measures designed to remediate the control deficiencies that led to the material weaknesses included:
•Redesigned and enhanced existing controls related to IT general controls.

•Redesigned and enhanced existing controls related to the accounting for acquisitions.
Management has completed its evaluation of the design and operating effectiveness of the redesigned and enhanced control activities and determined that, as of December 31, 2025, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.
Changes in Internal Control over Financial Reporting

As noted above under Management’s Plan to Remediate the Material Weaknesses, there were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on November 24, 2025 (with the first trade under the new plan not to be made prior to March 2, 2026). The trading plan will be effective until June 15, 2026 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B Common Stock and up to 931,899 shares of Class A Common Stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.

•Nitesh Sharan, Chief Financial Officer, adopted a new trading plan on November 20, 2025 (with the first trade under the new plan not to be made prior to March 2, 2026). The trading plan will be effective until December 31, 2026 and provides for the sale of up to 120,000 shares of Class A Common Stock issuable upon exercise of outstanding options and up to 140,754 shares of Class A Common Stock, provided that certain conditions are met.

•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on November 19, 2025 (with the first trade under the new plan not to be made prior to April 1, 2026). The trading plan will be effective until June 30, 2026 and provides for the sale of up to 750,000 shares of Mr. Hom's 1,812,588 shares of Class B Common Stock, up to 239,932 shares of Class A Common Stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2025 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Additional Information

The Company’s 2026 Annual Meeting of Stockholders will be held on May 22, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Current Directors and Executive Officers
Listed below are the names of the current directors and executive officers of the Company, the names, ages, and certain other information as of December 31, 2025 for each director and each executive officer are set forth below.

Name	Age	Position with the Company
Dr. Keyvan Mohajer	48	Director, Chief Executive Officer
James Hom	42	Director, Chief Product Officer
Larry Marcus	60	Director
Diana Sroka	53	Director
Dr. Eric Ball	62	Director
Dr. Majid Emami	49	Chief Science Officer and Senior Vice President of Engineering
Nitesh Sharan	51	Chief Financial Officer
Michael Zagorsek	51	Chief Operating Officer
To the best of the Company’s knowledge, there are no other arrangements or understandings currently existing between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer. There are no family relationships between any of the Company’s directors or executive officers.
To the Company’s knowledge there have been no material legal proceedings as described in instruction 4 to Item 103 of Regulation S-K or Item 401(f) of Regulation S-K during the last ten years that are material to an evaluation of the ability or integrity of any of the Company’s directors or executive officers.
Background of Current Directors and Executive Officers
The following sets forth the biographical background information for all of our current directors and executive officers:
Dr. Keyvan Mohajer. Dr. Keyvan Mohajer has been our Chief Executive Officer and a member of the Board since the consummation of the Company’s merger with SoundHound, Inc. in April 2022 (the “Business Combination”). Dr. Mohajer has served as the Chief Executive Officer and a member of the Board of Directors of SoundHound, Inc. since 2005, when he cofounded SoundHound. Dr. Mohajer is a technical founder and visionary entrepreneur with over 20 years of experience scaling multiple companies. Dr. Mohajer is a key contributor to SoundHound’s core technologies, with over 90 patents granted or pending. In 2017, Dr. Mohajer was named a “Top 40 Under 40” business leader by Silicon Valley Business Journal. Dr. Mohajer received his Bachelor of Science degree in Electrical Engineering from the University of Toronto in 2000, his Master of Science from Stanford University in 2002 and his Ph.D. in Electrical Engineering from Stanford University in 2007. We believe that Dr. Mohajer, as a founder of the company, is well qualified to serve as a member of the Board because of his extensive knowledge of the Company’s business and technologies.
James Hom. James Hom has been a member of the Board and Chief Product Officer since the consummation of the Business Combination in April 2022. Mr. Hom, one of SoundHound’s co-founders, has served as Vice President of Products and the Chief Product Officer and a member of the SoundHound, Inc. board since 2006. As Chief Product Officer, Mr. Hom leads product development and advancement of SoundHound’s Voice AI platform and multiple business-to-consumer products. Mr. Hom earned his Bachelor of Science Degree in Computer Science from Stanford University in 2005. We believe that Mr. Hom, as a founder of the company, is well qualified to serve as a member of the Board because of his extensive knowledge of the Company’s business and technologies.
Larry Marcus. Larry Marcus has been a member of the Board since the consummation of the Business Combination in April 2022. Prior to that, Mr. Marcus served as a member of the SoundHound, Inc. board since 2009. He was a Co-founder and Managing Director of Marcy Venture Partners from February 2018 until April 2025. Since June 2000, Mr. Marcus has also been a Managing Director at Walden Venture Capital. Previously, Mr. Marcus was a digital media sell-side equity research analyst at Deutsche Bank Alex Brown from 1995 to 2000. Mr. Marcus currently serves, and in the past has served, on the boards of directors of a number of private companies, some of which have gone on to become public companies. Mr. Marcus received his Bachelor of Arts in Political Economy of Industrial Societies in 1987 and his Master of Business Administration in 1993, both from the University of California, Berkeley. We believe that Mr. Marcus is well qualified to serve as a member of the Board because he has extensive knowledge of the Company’s business, and also because of this significant venture capital and finance experience.
Diana Sroka. Diana Sroka has been a member of the Board since the consummation of the Business Combination in April 2022. In 2001, Ms. Sroka joined HP Inc. (“HP”) (f/k/a Hewlett-Packard Company) (NYSE:HPQ), a global technology company based in Palo Alto, California, and has held various leadership roles in finance and business functions within HP. Starting May 2023, Ms. Sroka is serving as the global product leader for HP’s new Consumer Services Business, expanding her prior role leading consumer print services. Prior to these assignments, from March 2017 to November 2020, Ms. Sroka served as HP’s Chief Executive Officer’s Chief of Staff, where she was responsible for regular review and approval of internal Sarbanes-Oxley Act controls related to matters managed by the Executive Leadership Team. Prior to serving as Chief of Staff, Ms. Sroka served as an Investor Relations Officer on HP’s Investor Relations team commencing in June 2014. From November 2015 through March 2017, she served as HP’s Head of Investor Relations. Prior to her employment at HP, Ms. Sroka was a Business Planning Analyst for Visteon Corporation and a Product Engineer with Ford Motor Company. Ms. Sroka was elected to the Board of Professional Business Women of California in November 2022, was elected as the Treasurer of the Executive Committee in July 2023 and elected as President and Chair in September 2024. Ms. Sroka earned her Bachelor of Science Degree in Mechanical Engineering from Pennsylvania State University in 1995 and her Master of Business Administration Degree from the University of Michigan in 2000. We believe that Ms. Sroka is well qualified to serve as a member of the Board because she has extensive background in accounting, financial management and internal accounting controls.
Dr. Eric R. Ball. Dr. Eric R. Ball has been a member of our Board since the Company’s initial public offering in March 2021 and remained on the Board following the Business Combination. He has served as chairman of the board of Archimedes Tech SPAC II (Nasdaq: ATIIU), a special purpose acquisition company, since February 2025. Since 2016, Dr. Ball has been the General Partner of Impact Venture Capital, a Silicon Valley based venture firm investing in early-stage applied-AI start-up companies. From 2015 until 2016, Dr. Ball served as the Chief Financial Officer for C3 AI, an enterprise AI software provider. From 2005 to 2015, Dr. Ball served as Senior Vice President and Treasurer for Oracle. Prior to 2005, Dr. Ball served in a variety of finance roles at Flextronics International, Cisco Systems, Avery Dennison, and AT&T. Dr. Ball has served as the Chairman of the Board of CapConnect+, a start-up company that is focused on linking corporate bond issuers to their institutional buyers, since 2020. Dr. Ball also served as an advisor to Kyriba, a private treasury management software provider from 2017 until November 2022. Dr. Ball also served as a board member and Audit Chairman of Glu Mobile Inc, a developer and publisher of mobile games from 2013 until April 2021. Dr. Ball received his Ph.D. in management at the Drucker-Ito School of Claremont Graduate University. Dr. Ball received his MBA in finance and MA in economics at the University of Rochester. Dr. Ball graduated with honors from the University of Michigan with a Bachelor of Arts degree in Economics. Dr. Ball is also the co-author of the book “Unlocking the Ivory Tower”. We believe that Dr. Ball is well-qualified to serve as a director of the company given his extensive finance, mergers and acquisitions, investing and public company experience in the technology industry.
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
Nitesh Sharan. Nitesh Sharan has been Chief Financial Officer of the Company since the consummation of the Business Combination in April 2022. Mr. Sharan has served as the Chief Financial Officer at SoundHound since September 2021. In this capacity, Mr. Sharan oversees SoundHound’s accounting, financial planning, investor relations, treasury and capital planning functions. Prior to joining SoundHound, between May 2016 and September 2021, Mr. Sharan held several executive roles at Nike, Inc. including Treasurer, Head of Investor Relations and Chief Financial Officer of Global Operations. Prior to Nike Inc., Mr. Sharan was in various financial leadership roles as the Vice President and Assistant Treasurer at Hewlett-Packard Inc., from June 2001 to April 2016, and was a Senior Consultant at Accenture plc from 1996 to 2000. Mr. Sharan received a Bachelor of Science in Management from Case Western Reserve University in 1996 and a Master of Business of Administration from Northwestern University in 2001. He is a CFA® charterholder.
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
Board of Directors and Corporate Governance
General
Our Board oversees the activities of our management in the handling of the business and affairs of our company. Our Class A Common Stock trades on the Nasdaq Global Market and we are subject to listing requirements which include the requirement that our Board be comprised of a majority of “independent” directors. Mr. Marcus, Ms. Sroka and Dr. Ball currently meet the definition of “independent” as defined by the SEC. The Board has separately designated audit, compensation and nominating and governance committees.
Role of Board in Risk Oversight Process
We face a number of risks, including those described under the section titled “Risk Factors” in this Annual Report. Our Board believes that risk management is an important part of establishing, updating and executing on our business strategy. Our Board has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations, and the financial condition and performance of our company. Our Board focuses its oversight on the most significant risks facing us and on our processes to identify, prioritize, assess, manage and mitigate those risks. Our Board receives regular reports from members of our senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While our Board has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.
Committees of the Board
The standing committees of our Board consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition of each committee is set forth below. Committee charters are available on our investor relations website.
Audit Committee
Our Board has established an Audit Committee, composed of Dr. Ball, Mr. Marcus and Ms. Sroka, each of whom are independent directors as defined in accordance with section Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Dr. Ball is the chair of the Audit Committee. Our Board has determined that Dr. Ball qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:
•evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;
•approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;
•monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
•reviews the financial statements to be included in our annual reports on Form 10-K and quarterly reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;
•oversees all aspects of our systems of internal accounting and financial reporting control and corporate governance functions on behalf of the board; and
•provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the Board regarding corporate governance issues and policy decisions.
The Audit Committee also oversees risks from cybersecurity threats as part of its broader risk oversight responsibilities. The Board recognizes the importance of cybersecurity in safeguarding the Company’s assets and operations.
Nominating and Corporate Governance Committee
Our Board has established a Nominating and Corporate Governance Committee composed of Mr. Marcus and Dr. Ball, each of whom is independent in accordance with rules of Nasdaq. Mr. Marcus is the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board and to serve on the standing committees of the Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others. The Nominating and Corporate Governance Committee considers several qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish between nominees recommended by stockholders and other persons.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation Committee. See the section titled “Certain Relationships and Related Transactions, and Director Independence” for information about related party transactions involving members of our Compensation Committee or their affiliates.
Code of Ethics
We have adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We will provide a copy of our code of ethics to any person without charge, upon request. For a copy of our code of ethics write to Compliance Officer,

SoundHound AI, Inc., 5400 Betsy Ross Drive, Santa Clara, CA 95054. A current copy of our code of ethics is also available on the SEC’s website at http://www.sec.gov.
Insider Trading Policy
We have adopted a formal policy against insider trading which provides guidelines to all of our directors, officers, employees, and consultants with respect to trading in our securities, as well as the securities of publicly traded companies with whom we have a business relationship. This policy has been designed to prevent insider trading or even allegations of insider trading.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our Common Stock with the SEC. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, the Company believes that all required Section 16(a) filings were made on a timely basis during fiscal year 2025.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Our compensation discussion and analysis (“CD&A”) describes our executive-compensation philosophy and program as reported in the executive compensation tables that follow, which provide information relating primarily to compensation decisions for the following 2025 named executive officers (“NEOs”) of the Company:

Name	Position with the Company
Dr. Keyvan Mohajer, CEO	Director, Chief Executive Officer
Nitesh Sharan, CFO	Chief Financial Officer
Michael Zagorsek, COO	Chief Operating Officer
Dr. Majid Emami, CSO	Chief Science Officer and Senior Vice President of Engineering
James Hom, CPO	Director, Chief Product Officer
Compensation Philosophy
We have designed our executive compensation programs to support the goals below:
•Attract and retain talent that can help us scale as a newly public company and beyond;
•Directly and substantially link rewards to measurable corporate and individual performance;
•Reinforce alignment of executives with the goal of creating long-term shareholder value; and
•Start low and grow in progressing overall compensation package value to market.
Our executives’ total compensation packages emphasize long-term incentives. The Company believes that the compensation of its executive officers should align the executive officers’ interests with those of our shareholders and focus executive officer behavior on achieving both near-term corporate goals and long-term business and strategies. The Compensation Committee reviews and approves all components of the Company’s executive officer compensation, and equity incentive compensation being weighted over 50% of their total compensation ensures that its executive officers are motivated over the long term to respond to the Company’s business challenges and opportunities as owners, thereby aligning the executive officers’ interests with those of our shareholders.
The Compensation Committee determined that the structure of our executive compensation policies continues to be appropriately aligned to the achievement of Company goals and objectives and the best interests of shareholders. Corporate performance is taken into account in setting compensation policies and making decisions, which include, but are not limited to, revenue, and profitability.
Compensation Governance and Best Practices
We are committed to including strong governance standards in our compensation programs. Our key compensation practices include the following:

What We do		What We Do Not Do
✓	Prioritize performance-based, at-risk compensation	☒	Provide significant perquisites
✓	Emphasize equity compensation to promote executive retention	☒	Permit hedging or pledging of our stock
✓	Engage an independent compensation consultant	☒	Provide single-trigger cash payments upon a change in control
✓	Grant compensation that aligns executives with our goal of creating long-term shareholder value	☒	Provide tax-gross ups
Stockholder Advisory Vote on Executive Compensation
Our Compensation Committee reviewed the results of our most recent Say-on-Pay vote in 2025 and determined that the strong support the proposal received was reflective of shareholders’ approval of our compensation program for our NEOs. As such, we have maintained our compensation program in substantially the same form as approved by our shareholders.
Determination of Executive Compensation
Role of the Compensation Committee
Our Compensation Committee is responsible for establishing and overseeing our executive compensation programs, and annually reviewing and determining the compensation to be provided to our NEOs.
In setting executive compensation, the Compensation Committee considers a number of factors, including the recommendations of our Chief Executive Officer (other than with respect to his own compensation), current and past total compensation, market compensation data provided by an independent compensation consultant, our financial and operational performance in the most recent fiscal year, and each executive’s impact on our performance. Our Chief Executive Officer makes recommendations based on his evaluation of each executive’s performance, of which he has direct knowledge.
Role of Management
Our executives consulted with the Compensation Committee in 2025 and provided valuable insights into the Company’s operations and future expectations. The Compensation Committee also sought and received feedback from executives regarding how compensation plans should be structured to provide the maximum benefit to the Company. The Compensation Committee met in executive session to discuss, deliberate, and decide executive compensation.
Role of Compensation Consultant
Our Compensation Committee has engaged Compensia (“Compensia” or the “Compensation Consultant”), most recently in July 2025, to provide executive compensation consulting services. At this time, Compensia provided services related to the review of our compensation levels, our equity awards, the structure of our incentive compensation plans, equity ownership, regulatory developments, and our compensation peer group. Compensia did not provide any services to the Company other than its engagement by the Compensation Committee. The Compensation Committee reviewed

Compensia’s independence under NASDAQ and SEC rules and concluded that its work has not raised any conflict of interest.
Compensia previously developed the below peer group prior to July 2025, which was used to inform our executive compensation programs at the beginning of the year, except for our equity compensation program. Specifically, we use peer group data to obtain compensation benchmarks for our named executive officers, specifically with technology companies, with a focus on software companies, with revenue below $500M and market cap between $500M to $3B.

• Agilysys	• Fastly	• Olo	• Sprout Social
• Amplitude	• iLearningEngines	• PagerDuty	• Yext
• Appian	• Intapp	• PROS Holdings	• Zuora
• Braze	• JFrog	• Riot Platforms
• C3.ai	• nCino	• Semrush Holdings
The current executive compensation packages are benchmarked conservatively to be reflective of a newly public company, but also competitive enough to attract and retain the right talent. Our executive compensation decisions are informed by competitive market data in addition to the reviews of individual roles and performance.
We review our compensation levels annually against our peer group and assess executives based on their individual performance and overall company performance. Compensia developed the new peer group below in July 2025, which was utilized by our Compensation Committee in the compensation review in August 2025 and used to inform our 2025 equity grants to our NEOs. The new peer group data was used to obtain compensation benchmarks for our named executive officers. The new peer group is comprised of technology companies, with a focus on software companies, with revenue below $1B and market cap between $1B to $8B.

• Agilysys	• Braze	• JFrog	• Riot Platforms
• Amplitude	• C3.ai	• nCino	• Semrush Holdings
• AppFolio	• Freshworks	• Olo	• Sprinklr
• Appian	• Intapp	• One Stream	• Sprout Social
• Asna	• InterDigital	• PagerDuty
The Compensation Committee, comprised entirely of independent directors, receives and reviews the recommendations from Compensia, considers any relevant guidance from Compensia, and makes the final decision on compensation for our named executive officers.
Elements of Compensation
Our NEO compensation consists primarily of a base salary, an annual incentive award, and equity incentive compensation. Base salaries are intended to provide our NEOs with certain, regular payments that align with the market and consider the scope of their role. Annual incentives are intended to align our NEOs with our short-term financial and operational performance goals, and equity compensation is intended to retain NEOs over the long term and align the interests of our NEOs with those of our shareholders. Both annual incentives and equity compensation is considered at-risk, and as such, may not be earned if the NEOs’ and/or the Company’s performance does not attain the desired outcomes. Our Compensation Committee annually reviews each element of the NEOs’ compensation on a holistic basis, and awards compensation to our NEOs, allocating between long-term and short-term compensation and cash and non-cash compensation based on market competitive practices and the advice of our Compensation Consultant. Additionally, our NEOs’ compensation may be subject to clawback, as discussed below.
Base Salary
Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for day-to-day performance. Effective August 1, 2025, the NEOs’ base salaries were adjusted to align with market standards based on a market study conducted by our Compensation Consultant. The amount of the adjustments for each NEO is reflected in the table below. As of December 31, 2025, our NEOs’ annualized base salaries were as follows:

Name	Annualized Base Salary prior to Aug 1, 2025	Annualized Base Salary as of December 31, 2025
Dr. Keyvan Mohajer, CEO	$530,000	$565,000
Nitesh Sharan, CFO	$442,000	$465,000
Michael Zagorsek, COO	$434,000	$465,000
Dr. Majid Emami, CSO	$365,000	$385,000
James Hom, CPO	$365,000	$385,000
Annual incentive compensation plan
In 2025, as part of their employment agreements, executives were eligible for annual incentives, as approved by the Compensation Committee and the Board, with pre-established goals and weightings, which were designed to reward achievements based upon quantitative & qualitative Company performance (the “Company Objectives”), and to incentivize and reward NEOs for achieving performance goals that drive Company performance, align pay and performance, and support the long-term growth of the Company.
All incentive payouts are calculated based solely on Company Objectives to closely align compensation with the Company’s performance. The Compensation Committee set thresholds, target, and maximum performance goals, and related payout levels, considering annual cash incentive compensation levels for comparable positions within our peer group. An NEO could earn between 0% and 150% of the NEOs’ Target Award for achievement of Company Objectives, dependent upon the level of achieved performance. Additionally, our Compensation Committee retains the discretion to increase or reduce the amount of any payout. Our 2025 annual bonus compensation plan included the following goals and weightings:

Metric(1)	Weight	2025 Performance Achievement (earned %)
Revenue	25%	100%
Adjusted EBITDA	25%	—%
Individual Performance(2)	50%	100%
____________
(1) We have not disclosed our Revenue or profitability goals because such disclosure could cause us competitive harm. The Compensation Committee set these goals at levels that we believe to be achievable in connection with strong performance.
(2) Individual Performance is evaluated based on the NEO's role-specific initiatives and goals established at the beginning of the performance period, and are reviewed as a holistic assessment of individual contributions towards strategic goals.

Based on the Company’s 2025 performance, the following amounts were earned under our annual bonus compensation plan:

Name	Target Bonus	2025 Bonus Formulaic Earnings	2025 Bonus Earned
Dr. Keyvan Mohajer, CEO	$546,333	$409,750	$—
Nitesh Sharan, CFO	$293,529	$220,147	$—
Michael Zagorsek, COO	$290,496	$217,872	$—
Dr. Majid Emami, CSO	$186,667	$140,000	$—
James Hom, CPO	$186,667	$140,000	$—
Bonuses earned were based on our 2025 fiscal year performance. Even though revenue and individual performance targets were met, based on recommendation from the Company's CEO and CFO, the Compensation Committee reviewed the overall achievement and considered other performance measures of the Company and determined that 0% pay-out on targets was more aligned with our financial goals. Accordingly, the Compensation Committee exercised its discretion to reduce payouts to 0% of the target amount for each of our NEOs.
Equity Incentive Compensation
The Compensation Committee believes that equity incentives in the form of service-based vesting restricted stock awards are effective instruments for long-term compensation. Restricted stock awards align individual and team performance with the achievement of the Company’s strategic and financial goals, long-term value creation, and shareholders’ interests. Restricted stock awards are impacted by all stock price changes, so the value to the executive officers is affected by both increases and decreases in stock price from the market price at the date of grant. In determining the NEOs’ restricted stock awards, the Compensation Committee did not consider any compensation amounts previously granted that may have become realizable by our NEOs.
In benchmarking against companies in the same industry that are similar in size, value, and market cap, equity incentive awards for 2025 in the form of Restricted Stock Awards were determined by targeting between the 50th and 75th percentile of our peer group. Total Compensation packages are highly leveraged on equity to provide overall packages that are both competitive to the market, while aligning our status as a newly public company on the path to profitability.
Following the Compensation Committee’s benchmarking and considering the equity awards granted to our NEOs in 2022 in connection with their entering into new employment agreements, the Compensation Committee determined to grant service-based-vesting restricted stock to our NEOs in 2025 to enhance retention. The details of the grants made to each NEO in 2025 are shown in the table below. The awards vest in 36 monthly increments beginning in September 2025 subject to each NEOs continued employment with the Company through the applicable vesting date.

Name	Number of Restricted Stock Awards Received in 2025	Value of Restricted Stock Awards Received(1)
Dr. Keyvan Mohajer, CEO	850,000	$8,780,500
Nitesh Sharan, CFO	450,000	$4,648,500
Michael Zagorsek, COO	450,000	$4,648,500
Dr. Majid Emami, CSO	250,000	$2,582,500
James Hom, CPO	250,000	$2,582,500
____________
(1) The amounts disclosed represent the aggregate grant date fair value of the restricted stock awards granted to our named executive officers during the fiscal year ended December 31, 2025 under our 2022 Incentive Plan, calculated in accordance with Financial Accounting Standards Board ASC Topic 718.

Retirement Savings, Health, and Welfare Benefits
All full-time employees, including the executive officers, are eligible to participate in the health benefits programs, including medical, dental and vision care coverage, disability and life insurance and the Company’s 401(k) plan.
Other Employee Benefits
We generally do not provide perquisites to our NEOs, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program.
Severance and Change in Control Arrangements
Payments to our NEOs upon a termination of employment are described under the “Potential Payments Upon a Termination or Change in Control” table below. These compensation arrangements are contained in each NEO’s employment agreement and are not a factor in the Compensation Committee’s determination of current-year compensation. These arrangements are the result of arm’s length negotiations.
Other Compensation Policies and Considerations
Derivatives Trading, Hedging, and Pledging Policies
Our insider trading policy prohibits our executive officers and directors from (i) using any strategies or products (including derivative securities, such as put or call options, or short-selling techniques) to hedge against potential changes in the value of our stock and (ii) holding our stock in margin accounts or pledging our stock as collateral for a loan.
Tax and Accounting Considerations
The Compensation Committee considers the tax and accounting consequences of our compensation programs, including the impact of Section 162(m) of the Internal Revenue Code, which generally limits the tax deductibility of compensation paid by public companies to certain executive officers of public companies to $1,000,000. Our Compensation Committee may exercise business judgment in accordance with its compensation philosophy to award compensation that is not tax deductible if it determines that such award is in the best interests of the Company and our stockholders.
Award Timing
The Compensation Committee does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates. Our 2025 equity awards were made in July following our Compensation Consultant’s market analysis of our peer group.
Accounting for Share-Based Compensation
We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, (“ASC Topic 718”), for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors based on the grant date fair value of these awards. ASC Topic 718 also requires companies to recognize the compensation cost of their share-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.
Clawback Policy
For information on our Executive Compensation Clawback Policy, see section below entitled “Compensation Recovery and Clawback Policy.”
Executive Compensation

The following table sets forth certain information for the fiscal years ended December 31, 2025, 2024 and 2023, with respect to compensation awarded to, earned by or paid to our named executive officers.
Summary of Compensation Table

Name	Fiscal Year	Salary	Bonus	Stock Awards(1)		Option Awards	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
Dr. Keyvan Mohajer,	2025	$546,333	$—	$8,780,500	(3)	$—	$—	$—	$9,326,833
CEO	2024	$484,583	$—	$6,990,000		$—	$242,292	$—	$7,716,875
	2023	$421,875	$—	$1,326,000		$—	$116,103	$—	$1,863,978
Nitesh Sharan,	2025	$451,583	$—	$4,648,500	(4)	$—	$—	$—	$5,100,083
CFO	2024	$388,333	$—	$3,495,000		$—	$126,208	$—	$4,009,541
	2023	$350,000	$—	$773,500		$—	$54,181	$—	$1,177,681
Michael Zagorsek,	2025	$446,917	$—	$4,648,500	(5)	$—	$—	$—	$5,095,417
COO	2024	$385,000	$—	$3,495,000		$—	$125,125	$—	$4,005,125
	2023	$350,000	$—	$773,500		$—	$54,181	$—	$1,177,681
Dr. Majid Emami,	2025	$373,333	$—	$2,582,500	(6)	$—	$—	$—	$2,955,833
CSO	2024	$347,500	$—	$1,864,000		$—	$86,875	$—	$2,298,375
	2023	$335,000	$—	$493,141		$—	$43,216	$—	$871,357
James Hom,	2025	$373,333	$—	$2,582,500	(7)	$—	$—	$—	$2,955,833
CPO	2024	$347,500	$—	$1,864,000		$—	$86,875	$—	$2,298,375
	2023	$335,000	$—	$442,000		$—	$43,216	$—	$820,216
____________
(1) The amounts disclosed represent the aggregate grant date fair value of stock awards granted to our named executive officers during the fiscal year ended December 31, 2025 under our 2022 Incentive Plan, calculated in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock awards are set forth in the notes to our audited financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.
(2) Although our NEOs demonstrated strong performance in 2025 and attained some of the goals under our annual bonus program, our compensation committee used its discretion to reduce bonus payouts for our NEOs to zero. For further information, please see our CD&A.
(3) Represents fair value of 850,000 service-based vesting restricted stock granted on July 31, 2025 as part of the company wide annual compensation review. The restricted stock award will vest as to 1/36th of the underlying shares in substantially equal increments on a monthly schedule beginning on September 1, 2025 with the remainder vesting over 3 years.
(4) Represents fair value of 450,000 service-based vesting restricted stock granted on July 31, 2025 as part of the company wide annual compensation review. The restricted stock award will vest as to 1/36th of the underlying shares in substantially equal increments on a monthly schedule beginning on September 1, 2025 with the remainder vesting over 3 years.
(5) Represents fair value of 450,000 service-based vesting restricted stock granted on July 31, 2025 as part of the company wide annual compensation review. The restricted stock award will vest as to 1/36th of the underlying shares in substantially equal increments on a monthly schedule beginning on September 1, 2025 with the remainder vesting over 3 years.
(6) Represents fair value of 250,000 service-based vesting restricted stock granted on July 31, 2025 as part of the company wide annual compensation review. The restricted stock award will vest as to 1/36th of the underlying shares in substantially equal increments on a monthly schedule beginning on September 1, 2025 with the remainder vesting over 3 years.
(7) Represents fair value of 250,000 service-based vesting restricted stock granted on July 31, 2025 as part of the company wide annual compensation review. The restricted stock award will vest as to 1/36th of the underlying shares in substantially equal increments on a monthly schedule beginning on September 1, 2025 with the remainder vesting over 3 years.
Grants of Plan-Based Awards

The following table sets forth certain information regarding each grant of plan-based awards made to a named executive officer in the last completed fiscal year under any plan, including awards that subsequently have been transferred.

		Estimated future payouts under non-equity incentive plan awards(2)			All other stock awards: Number of shares of stock or units (#)(1)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)
Dr. Keyvan Mohajer, CEO	July 31, 2025				850,000	$8,780,500
		$—	$546,333	$819,500
Nitesh Sharan, CFO	July 31, 2025				450,000	$4,648,500
		$—	$293,529	$440,294
Michael Zagorsek, COO	July 31, 2025				450,000	$4,648,500
		$—	$290,496	$435,744
Dr. Majid Emami, CSO	July 31, 2025				250,000	$2,582,500
		$—	$186,667	$280,000
James Hom, CPO	July 31, 2025				250,000	$2,582,500
		$—	$186,667	$280,000
____________
(1) Service vesting-based restricted stock granted on July 31, 2025 as part of the company wide annual compensation review. The service vesting-based restricted stock award will vest 1/36 on a monthly schedule on September 1, 2025 with the remainder vesting over 3 years.
(2) Amounts refer to target and maximum cash payments available to NEOs under the annual incentive compensation plan. Prorated salary changes effective August 1, 2025 were used for full year targets and maximum payouts.

Narrative Disclosure to Summary Compensation Table

Agreements with the Company’s Named Executive Officers as of December 31, 2025

On June 2, 2022, our Compensation Committee and full Board approved certain compensation adjustments for its named executive officers. The Company also entered into new employment letter agreements with Dr. Keyvan Mohajer, the Company’s Chief Executive Officer; Mr. Nitesh Sharan, the Company’s Chief Financial Officer, Mr. Michael Zagorsek, the Company’s Chief Operating Officer, Mr. Timothy Stonehocker, the Company’s Chief Technology Officer, and Mr. James Hom, the Company’s Chief Product Officer, which employment agreements replaced and superseded all prior employment agreements with such named executive officers.
Employment Agreement with Keyvan Mohajer, Chief Executive Officer
Under Dr. Mohajer’s employment agreement (the “June 2022 CEO Employment Agreement”), Dr. Mohajer is entitled to receive a base salary of $450,000 (currently, $565,000). In addition, Dr. Mohajer is eligible to earn an annual incentive bonus, with a target equal to 100% of his annual base salary as then in effect, with a maximum payout at 150% of his annual base salary as then in effect. The annual bonus will be determined by the Company in its sole discretion based upon achievement of performance objectives to be determined by the Company.
The June 2022 CEO Employment Agreement provides for the grant to Dr. Mohajer of 720,000 restricted stock units (the “RSUs”) under the SoundHound AI, Inc. 2022 Incentive Award Plan (the “2022 Incentive Award Plan”), which grant became effective upon the filing of the Company’s Registration Statement on Form S-8 (the “Form S-8”) filed with the SEC on July 20, 2022 to register shares under the 2022 Incentive Award Plan. The RSUs have a 4-year vesting period, vesting in equal quarterly installments with vesting measured from the vesting commencement date of May 1, 2022, subject to continued employment with the Company through each vesting date. In August 2022, Dr. Mohajer was granted an additional 450,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.

Dr. Mohajer was also granted 480,000 RSUs that are subject to performance-based vesting (the “PSUs”) under the Incentive Award Plan, which became effective upon the filing of the Form S-8 with the SEC. The PSUs have a four-year performance period and are subject to the following vesting schedule: (i) 25% if the Company achieves $100 million of GAAP revenue in a trailing 12 months; (ii) 25% if the Company is cashflow positive in a trailing 12 months; (iii) 25% if the Company’s stock price reaches a 90-day average of $15; and (iv) 25% if the Company’s stock price reaches a 90-day average of $20.
In addition, Dr. Mohajer is eligible to participate in the standard benefit plans offered to similarly situated employees by the Company from time to time.
The June 2022 CEO Employment Agreement specifies certain compensation following termination of employment, including potential severance payments of three months of Dr. Mohajer’s then current base salary and payment for three months of any COBRA premiums if Dr. Mohajer’s employment is terminated by the Company without “Cause” (as defined in the 2022 Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the 2022 Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Dr. Mohajer has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Employment Agreement with Nitesh Sharan, Chief Financial Officer
Under Mr. Sharan’s employment agreement (the “June 2022 CFO Employment Agreement”), Mr. Sharan is entitled to receive a base salary of $350,000 (currently $465,000). In addition, Mr. Sharan is eligible to earn an annual incentive bonus, with a target equal to 60% of his annual base salary as then in effect, with a maximum payout at 150% of his annual base salary as then in effect. The annual bonus will be determined by the Company in its sole discretion, based upon achievement of performance objectives to be determined by the Company.
The June 2022 CFO Employment Agreement provides for a grant to Mr. Sharan of 300,000 RSUs under the 2022 Incentive Award Plan, which grant became effective upon the filing of the Form S-8 with the SEC. The RSUs have a 4-year vesting period vesting in equal quarterly installments with vesting measured from the vesting commencement date of September 15, 2021, subject to continued employment with the Company through each vesting date. In August 2022, Mr. Sharan was granted an additional 225,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.
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
The June 2022 CFO Employment Agreement specifies certain compensation following termination of employment, including potential severance payments of three months of Mr. Sharan’s then current base salary and payment for three months of any COBRA premiums if Mr. Sharan’s employment is terminated by the Company without “Cause” (as defined in the 2022 Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the 2022 Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any

Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Mr. Sharan has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Employment Agreement with Michael Zagorsek, Chief Operating Officer
Under Mr. Zagorsek’s employment agreement (the “June 2022 COO Employment Agreement”), Mr. Zagorsek is entitled to receive a base salary of $350,000 (currently, $465,000). In addition, Mr. Zagorsek is eligible to earn an annual incentive bonus, with a target equal to 65% of his annual base salary as then in effect, with a maximum payout at 150% of his annual base salary as then in effect. The annual bonus will be determined by the Company in its sole discretion, based upon achievement of performance objectives to be determined by the Company.
The June 2022 COO Employment Agreement provides for a grant to Mr. Zagorsek of 300,000 RSUs under the 2022 Incentive Award Plan, which became effective upon the filing of the Form S-8 with the SEC. The RSUs have a 4-year vesting period vesting in equal quarterly installments with vesting measured from the vesting commencement date of May 1, 2022, subject to continued employment with the Company through each vesting date. In August 2022, Mr. Zagorsek was granted an additional 225,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.
Mr. Zagorsek was also granted 200,000 PSUs under the 2022 Incentive Award Plan, which grant became effective upon the filing of the Form S-8 with the SEC. The PSUs have a four-year performance period and are subject to the following vesting schedule: (i) 25% if the Company achieves $100 million of GAAP revenue in a trailing 12 months; (ii) 25% if the Company is cash-flow positive in a trailing 12 months; (iii) 25% if the Company’s stock price reaches a 90-day average of $15; and (iv) 25% if the Company’s stock price reaches a 90-day average of $20.
In addition, Mr. Zagorsek is eligible to participate in the standard benefit plans offered to similarlysituated employees by the Company from time to time.
The June 2022 COO Employment Agreement specifies certain compensation following termination of employment, including potential severance payments of three months of Mr. Zagorsek’s then current base salary and payment for three months of any COBRA premiums if Mr. Zagorsek’s employment is terminated by the Company without “Cause” (as defined in the 2022 Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the 2022 Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Mr. Zagorsek has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Employment Agreement with Seyed Majid Emami, Chief Science Officer & Senior Vice President Engineering
Under Mr. Emami’s employment agreement (the “May 2022 CSO Employment Agreement”), Mr. Emami is entitled to receive a base salary of $335,000 (currently, $385,000). In addition, Mr. Emami is eligible to earn an annual incentive bonus, with a target equal to 50% of his annual base salary as then in effect, with a maximum payout at 150% of his annual base salary as then in effect. The annual bonus will be determined by the Company in its sole discretion, based upon achievement of performance objectives to be determined by the Company.
The May 2022 CSO Employment Agreement provides for a grant to Mr. Emami of 240,000 RSUs under the 2022 Incentive Award Plan, which became effective upon the filing of the Form S-8 with the SEC. The RSUs have a 4-year vesting period vesting in equal quarterly installments with vesting measured from the vesting commencement date of May 1, 2022, subject to continued employment with the Company through each vesting date. In August 2022, Mr. Emami was granted an additional 175,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.
Mr. Emami was also granted 160,000 PSUs under the 2022 Incentive Award Plan, which grant became effective upon the filing of the Form S-8 with the SEC. The PSUs have a four-year performance period and are subject to the following vesting schedule: (i) 25% if the Company achieves $100 million of GAAP revenue in a trailing 12 months; (ii) 25% if the Company is cash-flow positive in a trailing 12 months; (iii) 25% if the Company’s stock price reaches a 90-day average of $15; and (iv) 25% if the Company’s stock price reaches a 90-day average of $20.
In addition, Mr. Emami is eligible to participate in the standard benefit plans offered to similarly-situated employees by the Company from time to time.
The May 2022 CSO Employment Agreement specifies certain compensation following termination of employment, including potential severance payments of three months of Mr. Emami’s then current base salary and payment for three months of any COBRA premiums if Mr. Emami’s employment is terminated by the Company without “Cause” (as defined in the 2022 Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the 2022 Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Mr. Emami has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Employment Agreement with James Hom, Chief Product Officer
Under Mr. Hom’s employment agreement (the “June 2022 CPO Employment Agreement”), Mr. Hom is entitled to receive a base salary of $335,000 (currently, $385,000). In addition, Mr. Hom is eligible to earn an annual incentive bonus, with a target equal to 50% of his annual base salary as then in effect, with a maximum payout at 150% of his annual base salary as then in effect. The annual bonus will be determined by the Company in its sole discretion, based upon achievement of performance objectives to be determined by the Company.
The June 2022 CPO Employment Agreement provides for a grant to Mr. Hom of 240,000 RSUs under the 2022 Incentive Award Plan, which became effective upon the filing of the Form S-8 with the SEC. The RSUs have a 4-year vesting period vesting in equal quarterly installments with vesting measured from the vesting commencement date of May 1, 2022, subject to continued employment with the Company through each vesting date. In August 2022, Mr. Hom was granted an additional 175,000 RSUs under the 2022 Incentive Award Plan. The RSUs have a 3-year vesting period, vesting in equal monthly installments with vesting measured from the vesting commencement date of August 1, 2022, subject to continued employment with the Company through each vesting date.
Mr. Hom was also granted 160,000 PSUs under the 2022 Incentive Award Plan, which grant became effective upon the filing of the Form S-8 with the SEC. The PSUs have a four-year performance period and are subject to the following vesting schedule: (i) 25% if the Company achieves $100 million of GAAP revenue in a trailing 12 months; (ii) 25% if the Company is cash-flow positive in a trailing 12 months; (iii) 25% if the Company’s stock price reaches a 90-day average of $15; and (iv) 25% if the Company’s stock price reaches a 90-day average of $20.
In addition, Mr. Hom is eligible to participate in the standard benefit plans offered to similarly-situated employees by the Company from time to time.
The June 2022 CPO Employment Agreement specifies certain compensation following termination of employment, including potential severance payments of three months of Mr. Hom’s then current base salary and payment for three months of any COBRA premiums if Mr. Hom’s employment is terminated by the Company without “Cause” (as defined in the 2022 Incentive Award Plan) or if the executive resigns his employment for “Good Reason” (as defined in the employment agreement). If such a qualified termination occurs within three months prior to, or one year after, a Change in Control (as defined the 2022 Incentive Award Plan), the severance period is increased to 12 months of then current base salary and 12 months of COBRA premiums, and vesting will be accelerated for any stock options that have time-based vesting and for the RSUs. The Company may accelerate the vesting of the PSUs in connection with the negotiation of any Change in Control transaction. Any severance is subject to the executive timely delivering a release of claims in favor of the Company.
Mr. Hom has also entered into the Company’s standard form of confidential information and inventions assignment agreement.
Outstanding Equity Awards at 2025 Fiscal Year End
The following table presents information regarding outstanding equity awards held by the Company’s named executive officers as of December 31, 2025.

	Option awards
Name (a)	Number of securities underlying unexercised options (#) exercisable(1) (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Dr. Keyvan Mohajer, CEO	—	—	—	$—	—
Nitesh Sharan, CFO	248,677	—	—	$7.51	9/26/2031
Michael Zagorsek, COO	115,753	—	—	$2.18	9/6/2027
	64,136	—	—	$2.90	8/15/2029
	408,250	—	—	$3.67	10/26/2030
Dr. Majid Emami, CSO	—	—	—	$—	—
James Hom, CPO	—	—	—	$—	—
____________
(1) Awards are fully vested.

	Stock Awards
Name (a)	Grant Date	Number of shares or units of stock that have not vested (g)	Market value of shares or units of stock that have not vested(2) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(1) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2) (j)
Dr. Keyvan Mohajer, CEO	7/20/2022 (3)	75,000	$747,750	240,000	$2,392,800
	08/03/2023 (4)	133,333	$1,329,330	—	$—
	08/01/2024 (4)	833,333	$8,308,330	—	$—
	07/31/2025 (4)	755,556	$7,532,893	—	$—
Nitesh Sharan, CFO	7/20/2022	—	$—	100,000	$997,000
	08/03/2023 (4)	77,778	$775,447	—	$—
	08/01/2024 (4)	416,667	$4,154,170	—	$—
	07/31/2025 (4)	400,000	$3,988,000	—	$—
Michael Zagorsek, COO	08/04/2022 (3)	31,250	$311,563	100,000	$997,000
	08/03/2023 (4)	77,778	$775,447	—	$—
	08/01/2024 (4)	416,667	$4,154,170	—	$—
	07/31/2025 (4)	400,000	$3,988,000	—	$—
Dr. Majid Emami, CSO	08/04/2022 (3)	25,000	$249,250	80,000	$797,600
	08/03/2023 (4)	44,444	$443,107	—	$—
	08/01/2024 (4)	222,222	$2,215,553	—	$—
	07/31/2025 (4)	222,222	$2,215,553	—	$—
James Hom, CPO	08/04/2022 (3)	25,000	$249,250	80,000	$797,600
	08/03/2023 (4)	44,444	$443,107	—	$—
	08/01/2024 (4)	222,222	$2,215,553	—	$—
	07/31/2025 (4)	222,222	$2,215,553	—	$—
____________
(1) PSU awards with performance goals not currently expected to be achieved but are reported above in accordance with SEC rules. The PSUs have a four-year performance period and are subject to the following vesting schedule: (i) 25% if the Company achieves $100 million of GAAP revenue in a trailing 12 months; (ii) 25% if the Company is cash-flow positive in a trailing 12 months; (iii) 25% if the Company’s stock price reaches a 90-day average of $15; and (iv) 25% if the Company’s stock price reaches a 90-day average of $20.
(2) The dollar amounts shown in columns (h) and (j) are determined by multiplying the number of shares or units shown in column (c) or (e), as applicable, by $9.97, the closing price of our common stock on December 31, 2025.
(3) Vesting in equal monthly installments over 4 years (48 months) from the grant date listed.
(4) Vesting in equal monthly installments over 3 years (36 months) from the grant date listed.
Option Exercises and Stock Vested at 2025 Fiscal Year End

The following Option Exercises and Stock Vested table sets forth certain information regarding each exercise of stock options and each vesting of restricted stock during the last completed year for each of the named executive officers on an aggregated basis.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Dr. Keyvan Mohajer, CEO	—	$—	1,314,444	$14,792,733
Nitesh Sharan, CFO	60,000	$701,760	622,916	$7,054,974
Michael Zagorsek, COO	134,172	$1,318,776	641,666	$7,261,599
Dr. Majid Emami, CSO	—	$—	406,668	$4,560,148
James Hom, CPO	—	$—	406,668	$4,560,148
____________
(1) Dollar value realized on exercise equals the difference between the fair market value at the exercise date less the exercise price of the option.
Pension Benefits
The Company has no defined benefit plans or other supplemental retirement plans for the named executive officers.
Nonqualified Deferred Compensation
The Company has no nonqualified defined contribution plans or other nonqualified deferred compensation plans for the named executive officers.
Potential Payments Upon a Termination or Change in Control
Payments to our NEOs upon a termination of employment are described under the “Potential Payments Upon a Termination or Change in Control” table below. The benefits payable upon termination were determined through arm’s length negotiations in connection with each NEO entering into an employment letter agreement with the Company. Any amounts that could be received upon termination or change in control are subject to a full release of claims in favor of the Company. No NEO is entitled to payments upon a voluntary termination of employment.

Name	Base salary continuation ($)(1)	Annual cash bonus continuation ($)	Accrued annual cash bonus ($)	Acceleration/ continued vesting & excitability of unvested stock options ($)	Acceleration/ continued vesting of unvested stock units ($)(2)	Health benefit continuation ($)(3)	Total ($)
Dr. Keyvan Mohajer, CEO
Without Cause/With Good Reason	$141,250	$—	$565,000	$—	$—	$—	$706,250
Change in Control(4)	$565,000	$—	$565,000	$—	$20,311,103	$10,993	$21,452,096
Nitesh Sharan, CFO
Without Cause/With Good Reason	$116,250	$—	$302,250	$—	$—	$—	$418,500
Change in Control(4)	$465,000	$—	$302,250	$—	$9,914,617	$6,340	$10,688,207
Michael Zagorsek, COO
Without Cause/With Good Reason	$116,250	$—	$302,250	$—	$—	$—	$418,500
Change in Control(4)	$465,000	$—	$302,250	$—	$10,226,179	$7,641	$11,001,070
Dr. Majid Emami, CSO
Without Cause/With Good Reason	$96,250	$—	$192,500	$—	$—	$—	$288,750
Change in Control(4)	$385,000	$—	$192,500	$—	$5,921,063	$10,859	$6,509,422
James Hom, CPO
Without Cause/With Good Reason	$96,250	$—	$192,500	$—	$—	$—	$288,750
Change in Control(4)	$385,000	$—	$192,500	$—	$5,921,063	$9,548	$6,508,111
____________
(1) The Company will pay an amount equal to 3 months of the NEOs’ then current base salary
(2) The Company will accelerate the vesting of any awards that have time-based vesting such that they will be deemed vested as of the date of employment terminates. The Company may accelerate the vesting of PSUs in connection with the negotiation of any Change in Control transaction, the value of which are included in the table.
(3) The Company will pay the entire COBRA premiums necessary to continue health insurance coverage in effect for the executive and eligible dependents on the termination date until the earliest of (A) the close of the 3 months period following the termination of employment, (B) the expiration of eligibility for the continuation coverage under COBRA, and (C) the date the executive becomes eligible for substantially equivalent health insurance coverage in connection with new employment.
(4) NEOs Change in Control potential payments assume the double trigger of qualifying termination of employment following a change in control.
CEO Pay Ratio

Pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring that we annually disclose the ratio of our median employee’s total annual compensation to the total annual compensation of our CEO, Keyvan Mohajer, who is also our principal executive officer (the “CEO Pay Ratio”).
The Company’s compensation and benefits philosophy and the overall structure of the compensation and benefit programs are broadly similar across the organization and aim to encourage and reward all employees who contribute to the Company’s success. The Company strives to ensure the pay of every employee reflects the level of his or her job impact and responsibilities and is competitive within the Company’s peer group. Compensation rates are benchmarked and are generally set to be market-competitive in the country in which the jobs are performed. The Company’s ongoing commitment to pay equity is critical to successfully supporting a diverse workforce with opportunities for all employees to grow, develop, and contribute.
In determining the pay ratio calculation, we used the methodology, assumptions, and estimates set forth below in determining the median employee:
We selected December 31, 2025, which is within the last three months of 2025, as the date upon which we would identify the median employee. We determined that, as of December 31, 2025, our global employee population consisted of approximately 809 individuals, which includes the individuals acquired as part of the [Amelia] transaction. For purposes of measuring the compensation of our employee population, we selected base salary and cash bonus compensation, as reported on our tax and payroll records. We measured base salary and cash bonus compensation included in the calculation over the 12-month period ended December 31, 2025. We gathered our base salary and cash bonus compensation information for the 12-month period ended December 31, 2025 from the tax and payroll records of each of our business units and applied this compensation measure consistently to all of our employees included in the calculation. We annualized the base salary and cash bonus compensation of permanent employees hired during the year. We did not make any other annualizing adjustments, and we did not make any cost-of-living adjustments in identifying the median employee. Once we identified the median employee, we identified and calculated the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $322,475.
Dr. Keyvan Mohajer’s, the Company’s CEO, total compensation in 2025 per our Summary Compensation Table was $9,326,833 and our median employee’s total compensation in 2025 was $322,475. Therefore, the Company’s 2025 CEO Pay Ratio was 28 :1.
Director Compensation
The Compensation Committee most recently engaged Compensia in July 2025 to provide compensation consulting services. At this time, Compensia provided services related to the review of our compensation levels and equity awards against peer practices and provided perspectives on board compensation trends, particularly with respect to the Company’s peer group. Compensia did not provide any services to the Company other than its engagement by the Compensation Committee.
On July 31, 2025, our Board revised and approved a director compensation policy, which provides to each of the non-employee directors (i) an annual retainer of $35,000, payable quarterly (ii) additional annual cash retainers, payable quarterly, for committee service as follows: (A) Chair of the Audit Committee: $20,000; (B) member of the Audit Committee: $10,000; (C) Chair of the Compensation Committee: $14,500; (D) member of the Compensation Committee: $7,300; (E) Chair of the Nominating and Corporate Governance Committee: $7,500; and (F) member of the Nominating and Corporate Governance Committee: $3,800; (iii) an annual grant of restricted stock units having a grant day value of $171,472 which shall vest over four quarters; and (iv) travel expense reimbursement. Prior to July 31, 2025, our Board remained on the previous director compensation policy, where the annual grant of restrictive stock had a grant day value of $177,500, while everything else remained the same. In the event of a Change in Control (as defined in the 2022 Incentive Award Plan), any then-unvested initial grant or annual RSU grant will fully vest (and become exercisable, in the case of an option) as of immediately prior to the effective time of such transaction, subject to the outside director’s continuous board service through the effective date of such transaction.
The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)	Total ($)
Eric Ball	$66,100	$171,472	(2)	$—	$237,572
Larry Marcus	$67,000	$171,472	(3)	$—	$238,472
Diana Sroka	$45,000	$171,472	(4)	$—	$216,472
____________
(1) The values reported here are the aggregate grant date fair values of such awards computed in accordance with FASB ASC Topic 718.
(2) Eric Ball has 8,949 Restricted Stock Awards unvested outstanding as of the end of the Company's most recently completed fiscal year.
(3) Lawrence Marcus has 8,949 Restricted Stock Awards unvested outstanding as of the end of the Company's most recently completed fiscal year.
(4) Diana Sroka has 8,949 Restricted Stock Awards unvested outstanding as of the end of the Company's most recently completed fiscal year.
Compensation Recovery and Clawback Policy
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.
On November 2, 2023, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).
The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.
In fiscal year 2023, certain restatements of the Company’s financial statements were made to the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, as of and for the year ended December 31, 2022, and as of and for the three months ended March 31, 2023 and the three and six months ended June 30, 2023. In accordance with the Clawback Policy, a recovery analysis of incentive-based compensation received by any of the Company’s executive officers during the period from and after October 2, 2023 was required. The Company conducted a recovery analysis and concluded that the incentive-based compensation received during the recovery period did not trigger a recovery.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Class A Common Stock and Class B Common Stock as of December 31, 2025 by:
•each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding Class A Common Stock and Class B Common Stock;
•each of the Company’s named executive officers and directors; and
•all executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days.
The percentage of beneficial ownership is based on 422,452,597 shares of Common Stock issued and outstanding as of December 31, 2025, which calculation includes (i) 389,917,189 shares of the Company’s Class A Common Stock and (ii) 32,535,408 shares of the Company’s Class B Common Stock. Voting power represents the combined voting power of shares of Class A Common Stock and Class B Common Stock owned beneficially by such person. On all matters to be voted upon, subject to the rights of any holders of any series of preferred stock, holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. Holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to stockholders for their vote or approval. Accordingly, as of December 31, 2025, a total of 715,271,269 votes may be cast at any meeting of stockholders.
In accordance with SEC rules, shares of our Class A Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after December 31, 2025 are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 5400 Betsy Ross Drive, Santa Clara, CA 95054.
Unless otherwise indicated and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Beneficial Ownership Table
Name of Beneficial Owners	Number of Shares of Class A Common Stock	% Class	Number of Shares of Class B Common Stock	% Class	% of Total Voting Power
Directors and Executive Officers(7)
Dr. Keyvan Mohajer(1)	691,899	*	14,139,064	43.46%	20%
James Hom(2)	375,327	*	1,812,588	5.57%	3%
Larry Marcus(3)	195,579	*	—	—	*
Diana Sroka(4)	231,473	*	—	—	*
Dr. Eric R. Ball(5)	539,266	*	—	—	*
Dr. Seyed Majid Emami(6)	104,789	*	16,583,756	50.97%	23%
Timothy Stonehocker(7)	515,126	*	—	—	*
Nitesh Sharan(8)	1,188,547	*	—	—	*
Michael Zagorsek(9)	1,597,820	*	—	—	*
All directors and executive officers as a group (10 individuals)	5,439,826	1.40%	32,535,408	100.00%	46%
5% Holders
The Vanguard Group, Inc.(10)	38,814,254	9.95%	—	—	5%
BlackRock Institutional Trust Company, N.A.(11)	28,182,491	7.23%	—	—	4%
____________
(1) Includes 290,834 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.
(2) Includes 85,832 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.
(3) Includes 4,474 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025 and 108,117 shares of Class A Common Stock held by Marcus Family Trust, dated 7/8/04, of which Larry Marcus is a co-trustee. Mr. Marcus disclaims beneficial ownership of the shares held by the trust except to the extent of any pecuniary interest he may have therein. Does not include securities held of record by Walden Sprout Opportunities Fund-A, LLC because Mr. Marcus is one of three managing members of such fund, he is not deemed to be a beneficial owner of the securities held by such fund. Mr. Marcus’s business address is 2105 Woodside Rd, Woodside, CA 94062.
(4) Includes 84,685 shares of Class A Common Stock that are issuable upon exercise of stock options which are exercisable within 60 days of December 31, 2025 and 4,474 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.
(5) Includes 84,685 shares of Class A Common Stock that are issuable upon exercise of stock options which are exercisable within 60 days of December 31, 2025 and 4,474 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.
(6) Includes 85,832 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.
(7) Includes 103,127 shares of Class A Common Stock, 166,688 shares of Class A Common Stock that are issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of December 31, 2025 and 63,124 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.
(8) Includes 248,677 shares of Class A Common Stock that are issuable upon exercise of stock options which are currently exercisable or exercisable within 60 days of December 31, 2025 and 129,167 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.
(9) Consists of 588,139 shares of Class A Common Stock that are issuable upon exercise of stock options which are currently exercisable or exercisable within 60 days of December 31, 2025 and 147,917 shares of Class A Common Stock issuable upon vesting of outstanding RSUs that vest within 60 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions, and Director Independence
The following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:
•SoundHound has been or is to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of SoundHound’s directors, executive officers or holders of more than 5% of its capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
See Note 20 to our consolidated financial statements included within this Annual Report for related-party transactions for the year ended December 31, 2025.
Policies and Procedures for Related Party Transactions
In April 2022, SoundHound adopted a written related person transaction policy that sets forth the following policies and procedures for the identification, review, consideration and approval or ratification of related person transactions. SoundHound’s policies and procedures are designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.
A “Related Person Transaction” is a transaction, arrangement or relationship in which SoundHound or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of $120,000 or one percent of the average of SoundHound’s total assets at year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to SoundHound as an employee or director are not covered by this policy. A “Related Person” means:
•any person who is, or at any time during the applicable period was, one of SoundHound’s officers or one of SoundHound’s directors;
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
Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, SoundHound’s management must present information regarding the related person transaction to the Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of the Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to SoundHound of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, SoundHound will collect information that SoundHound deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable SoundHound to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under SoundHound’s Code of Conduct, SoundHound’s employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the Audit Committee, or other independent body of the Board, will take into account the relevant available facts and circumstances including, but not limited to:
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
The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Audit Committee, or other independent body of the Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, SoundHound’s best interests and those of SoundHound’s stockholders, as the Audit Committee, or other independent body of the Board, determines in the good faith exercise of its discretion.
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
Director Independence
Our Board is responsible for determining the independence of our directors. For purposes of determining director independence, our Board has applied the definitions set forth in Nasdaq Listing Rule 5605(a)(2) and the related rules of the SEC. Based upon its evaluation, our Board has affirmatively determined that the following directors meet the standards of independence: Dr Eric Ball, Larry Marcus and Diana Sroka.
Item 14. Principal Accounting Fees and Services
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appoints our independent registered public accounting firm. In this regard, the Audit Committee evaluates the qualifications, performance and independence of our independent registered public accounting firm and determines whether to re-engage our current firm. As part of its evaluation, the Audit Committee considers, among other factors, the quality and efficiency of the services provided by the firm, including the performance, technical expertise, industry knowledge and experience of the lead audit partner and the audit team assigned to our account; the overall strength and reputation of the firm; the firm’s capabilities relative to our business; and the firm’s knowledge of our operations. PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since 2023. Neither the accounting firm nor any of its members has any direct or indirect financial interest in or any connection with us in any capacity other than as our auditors and providing audit and permissible non-audit related services. Prior to the appointment of PricewaterhouseCoopers LLP, Armanino LLP served as the Company’s independent registered public accounting firm from 2020 through 2023.
Audit, Audit-Related and All Other Fees
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, including business combination activities during the year, the audit of our internal control over financial reporting, reviews of our quarterly financial statements, and reviews of SEC registration statements and related consents and comfort letters. The aggregate fees billed by PricewaterhouseCoopers LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $3,800,000 and $4,999,000, respectively.
Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” There were no audit-related fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.
Tax Fees
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. There were no tax fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.
All Other Fees
An aggregate of $2,000 and $2,000 was billed by PricewaterhouseCoopers LLP as other fees for the years ended December 31, 2025 and 2024, respectively.
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
3. Exhibits: See Item 15(b) of this Form 10-K below.
(b) Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated December 6, 2023, by and among SoundHound AI, Inc., Black Knights Merger Sub I, Inc., a Delaware corporation, Black Knight Merger Sub II, LLC, a Delaware limited liability company and Synq3, Inc.	8-K	2.1	12/07/23
2.2	Firehorse Merger Sub, LLC Stock Purchase Agreement	8-K	2.1	08/06/24
2.3	Amelia Holding II, LLC Credit Agreement	8-K	10.1	08/06/24
2.4+	Agreement and Plan of Merger, dated September 3, 2025, by and among SoundHound, Inc., Iris Merger Sub, Inc., Shareholder Representative Services LLC, Interactions Corporation and SoundHound AI, Inc.	8-K	2.1	09/09/25
3.1	Restated Certificate of Incorporation	8-K	3.1	05/30/25
3.2	Amended and Restated Bylaws of SoundHound AI, Inc.	8-K	3.2	05/02/22
4.1	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.2	Form of Specimen Class A Common Stock Certificate.	S-1	4.2	05/16/22
4.3	Form of Specimen Warrant Certificate.	S-1	4.3	05/16/22
4.4	Amended and Restated Warrant Agreement.	8-K	4.1	05/02/22
4.5	Form of Class A Common Stock Purchase Warrant	10-Q	4.1	05/12/23
4.6	Description of Securities	10-K	4.5	03/28/23
10.1#	SoundHound AI, Inc. 2022 Incentive Award Plan.	Proxy Statement	Annex D	04/08/22
10.2#	SoundHound AI, Inc. 2022 Employee Stock Purchase Plan.	Proxy Statement	Annex E	04/08/22
10.3#	Form of Restricted Stock Unit Agreement.	8-K	10.8	05/02/22
10.4#	Form of Stock Option Award Agreement.	8-K	10.9	05/02/22
10.5	Form of Indemnity Agreement.	8-K	10.10	05/02/22
10.6#	Employment Agreement with Keyvan Mohajer, Chief Executive Officer, dated June 2, 2022.	8-K	10.1	06/08/22
10.7#	Employment Agreement with Nitesh Sharan, Chief Financial Officer, dated June 2, 2022.	8-K	10.2	06/08/22
10.8#	Employment Agreement with Timothy Stonehocker, Chief Technology Officer, dated June 2, 2022.	8-K	10.3	06/08/22
10.9#	Non-Employee Director Compensation Policy.	8-K	10.4	06/08/22
10.10	Form of Controlled Equity Offering Sales Agreement	S-3	10.1	07/24/23

10.11#	SoundHound AI, Inc. 2024 Employment Inducement Incentive Award Plan	S-8	4.1	11/04/24
10.12#	Form of Restricted Stock Unit Agreement.	S-8	4.2	11/04/24
10.13#	Form of Stock Option Award Agreement.	S-8	4.3	11/04/24
10.14	Form of Equity Distribution Agreement, dated January 27, 2025	S-3	10.1	01/28/25
19.1	Insider Trading Policy	10-K	19.1	03/01/24
21.1*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SoundHound AI, Inc.

Date: March 2, 2026	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Dr. Keyvan Mohajer	Chief Executive Officer and Director	March 2, 2026
Dr. Keyvan Mohajer	(Principal Executive Officer)

/s/ Nitesh Sharan	Chief Financial Officer	March 2, 2026
Nitesh Sharan	(Principal Financial and Accounting Officer)

/s/ James Hom	Director	March 2, 2026
James Hom

/s/ Dr. Eric Ball	Director	March 2, 2026
Dr. Eric Ball

/s/ Larry Marcus	Director	March 2, 2026
Larry Marcus

/s/ Diana Sroka	Director	March 2, 2026
Diana Sroka