Form 10-Q
period 2026-03-31
SOUNDHOUND AI, INC.
filed 2026-05-11
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2026, there were 400,234,227 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 2, 2026.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,642	$248,490
Accounts receivable, net of allowances of $2,807 and $2,254 as of March 31, 2026 and December 31, 2025, respectively	30,068	32,336
Contract assets and unbilled receivable, net	32,752	38,189
Other current assets	10,343	10,114
Total current assets	288,805	329,129
Restricted cash equivalents, non-current	676	676
Right-of-use assets	5,920	3,791
Property and equipment, net	2,863	2,928
Goodwill	122,277	122,277
Intangible assets, net	172,036	181,395
Deferred tax asset	28	29
Contract assets and unbilled receivable, non-current, net	34,067	29,906
Other non-current assets	18,279	18,042
Total assets	$644,951	$688,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,048	$10,562
Accrued liabilities	29,321	26,325
Operating lease liabilities	2,751	1,812
Finance lease liabilities	289	332
Income tax liability	2,812	2,662
Deferred revenue	28,509	24,042
Contingent acquisition liabilities (Note 15)	—	4,400
Other current liabilities	1,557	1,604
Total current liabilities	73,287	71,739
Operating lease liabilities, net of current portion	3,186	2,069
Deferred revenue, net of current portion	6,756	8,195
Contingent acquisition liabilities, net of current portion (Note 15)	87,334	129,227
Deferred tax liabilities	1,379	1,363
Income tax liability, net of current portion	2,209	2,254
Other non-current liabilities	10,134	9,540
Total liabilities	184,285	224,387
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, aggregate liquidation preference of $0 and $0 as of March 31, 2026 and December 31, 2025, respectively	—	—
Class A Common Stock, $0.0001 par value; 755,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 393,742,421 and 390,070,691 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	37	37
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,535,408 shares issued and outstanding as of March 31, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,442,560	1,420,672
Accumulated deficit	(982,094)	(957,066)
Accumulated other comprehensive income	160	140
Total stockholders’ equity	460,666	463,786
Total liabilities and stockholders’ equity	$644,951	$688,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$44,195	$29,129
Operating expenses:
Cost of revenues	30,453	18,511
Sales and marketing	19,215	12,007
Research and development	26,200	24,756
General and administrative	25,676	18,407
Change in fair value of contingent acquisition liabilities	(39,392)	(176,100)
Amortization of intangible assets	4,714	3,451
Total operating expenses	66,866	(98,968)
Income (loss) from operations	(22,671)	128,097

Other income (expense), net:
Interest expense	(71)	(235)
Other income (expense), net	(1,488)	2,889
Total other income (expense), net	(1,559)	2,654
Income (loss) before provision for income taxes	(24,230)	130,751
Provision for income taxes	798	819
Net income (loss)	$(25,028)	$129,932
Earnings attributable to participating Class A Common Shares	—	(705)
Net income (loss) attributable to SoundHound common shareholders	$(25,028)	$129,227

Other comprehensive income:
Unrealized gains on investments	20	6
Comprehensive income (loss)	$(25,008)	$129,938

Net income (loss) per share:
Basic	$(0.06)	$0.33
Diluted	$(0.11)	$0.31

Weighted-average common shares outstanding:
Basic	421,472,827	393,893,313
Diluted	429,783,201	414,156,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended March 31, 2026
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	—	$—	390,070,691	$37	32,535,408	$3	$1,420,672	$(957,066)	$140	$463,786
Issuance of Class A common stock for equity incentive awards	—	—	3,424,969	—	—	—	396	—	—	396
Issuance of Class A common stock due to settlement of contingent acquisition liabilities	—	—	246,761	—	—	—	2,028	—	—	2,028
Stock-based compensation	—	—	—	—	—	—	19,464	—	—	19,464
Net loss	—	—	—	—	—	—	—	(25,028)	—	(25,028)
Other comprehensive income	—	—	—	—	—	—	—	—	20	20
Balances as of March 31, 2026	—	$—	393,742,421	$37	32,535,408	$3	$1,442,560	$(982,094)	$160	$460,666

Three Months Ended March 31, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$(943,060)	$205	$182,653
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	4,248,900	1	—	—	66,282	—	—	66,283
Issuance of Class A common stock for equity incentive awards	—	—	3,522,823	—	—	—	666	—	—	666
Issuance of Class A common stock in connection with the exercise of warrants	—	—	1,110	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	17,440	—	—	17,440
Net income	—	—	—	—	—	—	—	129,932	—	129,932
Other comprehensive income	—	—	—	—	—	—	—	—	6	6
Balances as of March 31, 2025	—	$—	368,869,290	$36	32,535,408	$3	$1,209,871	$(813,128)	$211	$396,993

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net income (loss)	$(25,028)	$129,932
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,966	7,755
Stock-based compensation	18,546	17,440
Loss on disposal of property and equipment	—	31
Non-cash lease amortization	858	664
Amortization of capitalized commissions	538	—
Foreign currency gain/loss from remeasurement	791	(160)
Change in fair value of contingent acquisition liabilities	(39,392)	(176,100)
Change in fair value of derivative	2,491	(1,289)
Deferred income taxes	17	(1)
Other, net	744	903
Changes in operating assets and liabilities:
Accounts receivable, net	1,542	2,347
Other current assets	(767)	(239)
Contract assets	1,261	5,816
Other non-current assets	548	(1,181)
Accounts payable	(2,503)	1,151
Accrued liabilities	2,655	(8,403)
Contingent acquisition liabilities	(1,335)	—
Other current liabilities	(61)	(581)
Operating lease liabilities	(809)	(836)
Deferred revenue	3,028	3,667
Other non-current liabilities	652	(101)
Net cash used in operating activities	(26,258)	(19,185)

Cash flows used in investing activities:
Purchases of property and equipment	(468)	(162)
Capitalized software development costs	(2,592)	—
Net cash used in investing activities	(3,060)	(162)

Cash flows provided by (used in) financing activities:
Proceeds from sales of Class A common stock under the Second Equity Distribution Agreement	—	67,707
Proceeds from exercise of stock options and employee stock purchase plan	396	666
Proceeds from warrants exercised	—	13
Payment of financing costs associated with the Second Equity Distribution Agreement	—	(1,355)
Payment to settle contingent earnout liabilities	(3,538)	—
Payments on finance leases	(101)	(21)
Net cash provided by (used in) financing activities	(3,243)	67,010
Effects of exchange rate changes on cash	(287)	(94)
Net change in cash, cash equivalents, and restricted cash equivalents	(32,848)	47,569
Cash, cash equivalents, and restricted cash equivalents, beginning of period	249,166	198,916
Cash, cash equivalents, and restricted cash equivalents, end of period	$216,318	$246,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$215,642	$245,809
Non-current portion of restricted cash equivalents	676	676
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$216,318	$246,485

Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$2
Cash paid for income taxes, net	$689	$1,230

Noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,886	$—
Issuance of Class A Common Stock to contingent earnout liabilities	$2,028	$—
Deferred offering costs reclassified to additional paid-in capital	$—	$69
Stock-based compensation included in capitalized software development costs	$918	$—

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION
Nature of Operations
SoundHound AI, Inc. (“we”, “us”, “our”, “SoundHound” or the “Company”) turns sound into understanding and actionable meaning. SoundHound’s technology applications enable humans to interact with the things around them in the same way they interact with each other: by speaking naturally to mobile phones, cars, televisions, music speakers, coffee machines, and every other part of the emerging “connected” world. SoundHound’s voice AI platform enables product creators to develop their own voice interfaces with their customers. The SoundHound Chat AI voice assistant allows businesses and brands to provide a next-generation voice experience for their users, seamlessly integrating Generative AI and a mix of real-time information domains. Houndify is an open-access platform that allows developers to leverage SoundHound’s Voice AI technology. The Company has developed a range of proprietary technologies on our voice AI platform, including Speech-to-Meaning, Deep Meaning Understanding, Collective AI, Dynamic Interaction and SoundHound Chat AI. The SoundHound music app allows customers to identify and play songs by singing or humming into the smartphone’s microphone, or by identifying the sound playing in the background from external sources. SoundHound also provides edge, cloud and hybrid (Edge+Cloud) connectivity solutions that allow brands to optimize their voice-enabled products and devices with options ranging from fully-embedded to exclusively cloud-connected.
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. (“SYNQ3”) in a cash and stock transaction. On June 14, 2024, the Company completed an immaterial acquisition in a cash transaction. On August 6, 2024, the Company completed the acquisition of Amelia Holdings, Inc. (“Amelia”) in a cash and stock transaction. On September 3, 2025, the Company completed the acquisition of Interactions Corporation (“Interactions”) in a cash transaction. Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows in the annual financial statements. As of March 31, 2026, the Company had an accumulated deficit of $982.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of March 31, 2026 was $215.6 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 2, 2026 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
three months ended March 31, 2026, and 2025, and cash flows for the three months ended March 31, 2026 and 2025 have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the fiscal year ending December 31, 2026 or any future interim period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, software development costs, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of Interactions, no significant estimates were changed by management during the three months ended March 31, 2026 and 2025. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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
As of March 31, 2026 and December 31, 2025, there was no customer that accounted for more than 10% of the Company’s accounts receivable balance.
As of March 31, 2026, unbilled receivables from Customer A, B, C, D and E accounted for 25%, 21%, 15%, 12% and 12% of the Company’s unbilled receivables balance, respectively. As of December 31, 2025, unbilled receivables from Customer A, B, C, D and E accounted for 14%, 23%, 17%, 16% and 13% of the Company’s unbilled receivables balance, respectively.
For the three months ended March 31, 2026 and 2025, there was no customer that accounted for more than 10% of the Company's total revenue.

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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three months ended March 31, 2026 and March 31, 2025.
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
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). The standard is intended to provide a practical expedient for all entities and an accounting policy election available to all entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU. The Company has adopted this standard for its interim financial statements as of and for the three months ended March 31, 2026 and thereafter. The Company has assessed no material impact from the updated standard on the financial statement disclosures.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06. The standard amends certain aspects of the accounting for and disclosure of internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development under ASC 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied prospectively, retrospectively, or with a modified transition approach to financial statements issued for reporting periods after the effective date of this ASU. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.
In December 2025, the FASB issued Accounting Standards Update No. 2025-11. The standard is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.

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
The total purchase consideration included $3.9 million in cash paid and 5,755,910 in shares of the Company’s Class A Common Stock. The Company also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of the Company’s Class A Common Stock to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of the Company’s Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. On the SYNQ3 Acquisition Date, the Company also issued 2,033,156 restricted shares of the Company’s Class A Common Stock subject to time and performance-based vesting conditions. The fair value of the purchase consideration was $15.8 million.

SYNQ3 Holdback
The $0.5 million in cash and 1,179,514 shares of the Company's Class A Common Stock were withheld for a period of 15 months (the "SYNQ3 Holdback Amount").
In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of March 31, 2026. See Note 15 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

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

For the three months ended March 31, 2026 and 2025, the Company recognized a loss of less than $0.1 million and a gain of $5.1 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).

As of March 31, 2026, the 2024 revenue target was not met, but the 2025 revenue target was met. On March 3, 2026, the Company paid $0.1 million in cash and issued 246,761 shares of Class A Common Stock to settle the 2025 portion of the Contingent SYNQ3 Earnout Consideration. The Company assessed the 2026 revenue target as not probable of being met.

Restricted stock awards

The 2,033,156 restricted shares of the Company's Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 11 to our unaudited condensed consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

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

The total purchase consideration included 3,809,520 shares of the Company's Class A Common Stock issued to the selling shareholders. The Company also issued and deposited 2,149,530 shares of Class A Common Stock otherwise owed to the selling shareholders into an escrow account in order to partially secure the indemnification obligations of the selling shareholders to the Company under the purchase agreement (the “Escrow Consideration”). The Company agreed to issue up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the "Amelia Contingent Earnout Consideration). The fair value of the purchase consideration was $98.6 million.

Escrow Consideration
The Company accounted for the Escrow Consideration as equity-classified shares issued as part of the consideration transferred. The Company recorded an indemnification asset of $1.4 million under other non-current assets related to assumed sales tax and litigation contingent liabilities that existed prior to the Amelia Acquisition Date and are covered by the Company’s indemnification rights provided by the sellers. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. See Note 15 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration

The Company also agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2026 and 2025, the Company recognized a gain of $37.4 million and $168.7 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2026, the 2025 revenue target was met. The Company assessed the 2026 revenue target was probable of being met.

Measurement Period Adjustment

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The adjustment holdback consideration of $1.0 million was recorded within other current liabilities at fair value as of the Interactions Acquisition Date (the "Interactions Adjustment Holdback Consideration") and is estimated to be paid to Interactions' former stockholders for the settlement of net working capital adjustments after sellers finish the review of the closing statement submitted by the acquirer in the second quarter of 2026.

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

Contingent Interactions Earnout Consideration

The Company also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026 (the "Contingent Interactions Earnout Consideration"). The Company accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three months ended March 31, 2026, the Company recognized a gain of $2.4 million related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
On January 23, 2026, the Company paid $4.7 million to the selling shareholders of the Interaction Acquisition to settle a portion of the Contingent Interactions Earnout Consideration due to the achieved renewal of an existing contract with a

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
specific customer. As of March 31, 2026, the Company assessed the 2026 revenue target as not probable of being met, but the 2027 revenue targets as probable of being met.
See Note 15 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of Interactions Holdback Amount and Contingent Interactions Earnout Consideration.

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

The purchase accounting is not yet complete as of March 31, 2026 and as such, the final allocation among purchase consideration, intangible assets, net assets acquired and goodwill may be subject to change. Any adjustments to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

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

As of March 31, 2026, the Company incurred $5.5 million in acquisition related expenses, of which $0.5 million was incurred during the three months ended March 31, 2026 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.

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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgment and estimates and is based on either input or output measures. During the three months ended March 31, 2026, $4.2 million of professional service revenue was recognized over time, with the remaining $0.2 million recognized at a point in time when the performance obligation was fulfilled, and control of the service was transferred to the customer. During the three months ended March 31, 2025, $3.1 million of professional service revenue was recognized over time, with the remaining $0.2 million recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2026 and 2025, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Hosted services	$32,009	$21,954
Licensing	7,683	3,813
Professional services	4,420	3,253
Monetization	83	109
Total	$44,195	$29,129
For the three months ended March 31, 2026 and 2025, the disaggregated revenue by geographic location* was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$32,495	$18,618
Japan	4,582	285
Other	7,118	10,226
Total	$44,195	$29,129
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the three months ended March 31, 2026 and 2025, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Over time revenue	$37,035	$25,705
Point-in-time	7,160	3,424
Total	$44,195	$29,129
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2026 and 2025, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Service subscriptions	$35,762	$24,573
Product royalties	8,350	4,447
Monetization	83	109
Total	$44,195	$29,129
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
As of January 1, 2025, accounts receivable, net of allowances, was $23.2 million, contract assets were $39.5 million and deferred revenue was $30.7 million.
The contract asset and unbilled accounts receivable, net as of March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	Balance Sheet Presentation	March 31, 2026	December 31, 2025
Unbilled account receivables - current	Contract assets and unbilled receivables, net	$15,691	$17,728
Contract assets - current	Contract assets and unbilled receivables, net	17,061	20,461
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net	17,664	12,988
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net	16,403	16,918
The change in the Company's unbilled accounts receivable and contract assets during the current period was primarily the result of new contracts, customer invoicing, and the performance of the Company's contracts. The Company has not recorded any specific asset impairment charges related to contract assets during the periods presented in the unaudited condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $9.7 million for the three months ended March 31, 2026 as compared to $10.3 million for the three months ended March 31, 2025.
As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $64.7 million. Given the applicable contract terms, $40.1 million is expected to be recognized as revenue within one year, $22.9 million is expected to be recognized between 2 to 5 years and the remainder of $1.7 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying value of goodwill including the effect of measurement period adjustments for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

Balance as of December 31, 2025	$122,277
Measurement period adjustment	—
Balance as of March 31, 2026	$122,277

Balance as of December 31, 2024	$101,704
Measurement period adjustment	(494)
Balance as of March 31, 2025	$101,210

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed from the acquired entities at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		March 31, 2026
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$117,640	$29,518	$88,122
Customer relationships	3.0 - 7.0	101,060	22,553	78,507
Tradename	2.0 - 5.0	9,270	3,992	5,278
Conversation data	2.5	1,285	1,156	129
Total		$229,255	$57,219	$172,036

		December 31, 2025
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$117,640	$24,871	$92,769
Customer relationships	3.0 - 7.0	101,060	18,422	82,638
Tradename	2.0 - 5.0	9,270	3,538	5,732
Conversation data	2.5	1,285	1,029	256
Total		$229,255	$47,860	$181,395

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Amortization expense of intangible assets was $9.4 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively. This expense was recorded as $4.6 million and $4.0 million within cost of revenues for the three months ended March 31, 2026 and 2025, respectively.
Future amortization expense of intangible assets held as of March 31, 2026, is as follows (in thousands):

Year ending December 31,
2026	$28,157
2027	34,930
2028	33,138
2029	32,501
Thereafter	43,310
Total	172,036
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation expenses	$15,803	$13,949
Accrued vendor payables	8,359	8,682
Accrued litigation liabilities	3,025	3,045
Other accrued liabilities	2,134	649
	$29,321	$26,325
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of March 31, 2026 (in thousands):

Remainder of 2026	$12,000
2027	24,000
2028	24,000
Total	$60,000
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
VB Assets, LLC v. SoundHound

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as VB Assets, LLC v. SoundHound AI, Inc., Case No. 1:24-cv-1279-MN. In its complaint, VB Assets, LLC alleges the Company is infringing U.S. Patent Nos. 8,073,681, 11,222,626, 8,886,536, 9,269,097, 9,502,025, and 11,087,385. VB Assets, LLC subsequently amended its complaint adding allegations that the Company is also infringing U.S. Patent Nos. 10,755,699, 10,297,249, and 7,818,176. At the appropriate time, the Company will deny all infringement allegations and allege that VB Assets, LLC patents asserted against the Company are invalid and/or unenforceable. The Company intends to vigorously defend itself in all respects. As of March 31, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of March 31, 2026.
Securities Litigation
On March 28, 2025, a class action complaint was filed in the United States District Court for the Northern District of California, captioned Liles v. SoundHound AI, Inc., Case No. 3:25-cv-02915-RFL. The complaint names as defendants the Company, its CEO Keyvan Mohajer, and its CFO Nitesh Sharan. The complaint asserts, among other things, claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks to represent a putative class of stockholders who purchased or otherwise acquired SoundHound securities between March 1, 2024 and March 11, 2025, both dates inclusive. On July 14, 2025, Judge Rita Lin appointed the leading plaintiff in the litigation. On July 25, 2025, a new Scheduling Order was entered. On October 1, 2025, the Lead Plaintiff served their amended complaint. The Company filed a motion to dismiss on December 12, 2025. The Plaintiffs filed their opposition to the motion to dismiss on February 10, 2026. The Company filed its reply on March 19, 2026. After the hearing held on May 5, 2026, the court has taken the motion under advisement, and a ruling is pending. The Company intends to vigorously defend the claims and believes the complaint lacks merit. As of March 31, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of March 31, 2026.
Derivative Actions
On April 8, 2025, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Bishop v. Mohajer, Case No. 3:25-cv-03172-JD. The complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On April 16, 2025, a similar purported shareholder derivative complaint was filed against the same defendants in the same forum, captioned Roy v. Mohajer, Case No. 5:25-cv-03363-NC. That complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. All derivative actions have been stayed pending resolution of the Liles v. SoundHound AI et al securities class action litigation. As of March 31, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of March 31, 2026.

Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $4.2 million as of March 31, 2026 and $4.1 million as of December 31, 2025.

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
As of March 31, 2026 and December 31, 2025, there were 3,654,115 and 3,654,115 Public Warrants and Private Warrants issued and outstanding, respectively. During the three months ended March 31, 2026 and 2025, the Company issued zero and 1,110 shares, respectively, of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding, and raised zero and less than $0.1 million, respectively, in cash proceeds.
NOTE 9. PREFERRED STOCK
Series A Preferred Stock
Between January 18, 2023 and January 20, 2023, the Company entered into Preferred Stock Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 835,011 shares of its newly designated Series A Convertible Preferred Stock for issuance price of $30.00 per share, raising an aggregate of approximately $25.0 million in cash proceeds. As of March 31, 2026 and December 31, 2025, all the Series A Preferred Stock have been converted to Class A Common Stock.

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
NOTE 10. COMMON STOCK

At the 2025 Annual Meeting of Stockholders held on May 23, 2025, the Company’s stockholders approved to increase the number of authorized shares of Class A Common Stock from 455,000,000 to 755,000,000. As of March 31, 2026, the Company is authorized to issue 800,000,000 shares of capital stock, consisting of (a) 755,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
There was no conversion of Class B Common Stock during the three months ended March 31, 2026 and 2025.
Second Equity Distribution Agreement

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
During the three months ended March 31, 2025, the Company sold 4,248,900 shares of its common stock under the Second Equity Distribution Agreement, at an average price of $15.94 per share and raised $67.7 million of gross proceeds. The commissions and offering costs borne by us were approximately $1.4 million. During the three months ended March 31, 2026, there were no issuances of the Company's common stock under the Second Equity Distribution Agreement. As of March 31, 2026, the Company had a remaining capacity to sell up to an additional $48.5 million of its common stock under the Second Equity Distribution Agreement.
NOTE 11. STOCK INCENTIVE PLANS
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“the Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of March 31, 2026, the Company had 27,230,622 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of March 31, 2026, 1,216,324 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”, collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of March 31, 2026, the Company had 2,596,678 shares remaining for issuance under the 2024 Inducement Plan.
Stock Options
Options granted generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four-year period, with a 25% cliff vesting after one year and then ratably on a monthly basis for the remaining three years.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the unvested stock options was less than $0.1 million, which we expect to recognize over a weighted-average period of 0.34 years. There were no options granted during the three months ended March 31, 2026.
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of March 31, 2026, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as not probable of being met.
In connection with the Interactions Acquisition, the Company granted 2,266,063 RSUs to Interactions employees during the three months ended March 31, 2026, of which the majority of RSUs vest over a four-year requisite service period. Additionally, the Company granted 463,500 RSUs to other employees of the Company during the three months ended March 31, 2026.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $153.0 million.
As of March 31, 2026, there was no unrecognized stock-based compensation expense related to the unvested Market-Based RSUs. There were no Market-Based RSUs granted during the three months ended March 31, 2026.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $4.1 million. There were 50,000 Performance-Based RSUs granted during the three months ended March 31, 2026.
The total unrecognized stock-based compensation related to unvested RSUs is $157.2 million as of March 31, 2026 and this will vest over a weighted average period of 2.39 years.
Restricted Stock Awards

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In connection with the SYNQ3 Acquisition, a total of 2,033,156 unvested restricted Class A Common Stock shares ("RSAs") were issued, 25% of which are subject to service conditions that vest at the end of each of the upcoming three fiscal years in three tranches, and 75% of which is subject to both service and performance-based vesting conditions in three tranches. As of March 31, 2026, 465,349 RSAs were vested and 508,289 RSAs were forfeited as a result of the targets not met or not probable of being met.
The performance level for each of the fiscal years 2024, 2025 and 2026 is based on tiered annual revenue targets, subject to a floor of $9.0 million, $21.0 million and $30.0 million, respectively, with vesting ranging from 50% to 100% of the RSAs granted depending on the level of achievement of the specified revenue target in each year.
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of March 31, 2026, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as not probable of being met.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was approximately $0.1 million and $3.7 million, respectively, over a weighted average period of 0.75 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$2,934	$143
Sales and marketing	3,893	2,909
Research and development	6,143	8,263
General and administrative	6,494	6,125
Less: Capitalized software development costs	(918)	—
Total	$18,546	$17,440
NOTE 12. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations is comprised of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Other income (expense), net
Interest income	$1,657	$2,207
Change in fair value of derivative	(2,491)	1,289
Other expense, net	(654)	(607)
Total other income (expense), net	$(1,488)	$2,889

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13. NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$(25,028)	$129,932
Earnings attributable to participating Class A Common Shares held in escrow in connection with Amelia acquisition	—	(705)
Net income (loss) attributable to common shareholders - basic	$(25,028)	$129,227

Net income (loss)	(25,028)	129,932
Effect of potentially dilutive equivalent shares to net income (loss)	(22,504)	(3,126)
Net income (loss) attributable to common shareholders - diluted	$(47,532)	$126,806

Denominator:
Weighted average shares outstanding – basic	421,472,827	393,893,313
Effect of potentially dilutive equivalent shares	8,310,374	20,263,142
Weighted average shares outstanding – diluted	429,783,201	414,156,455

Basic net income (loss) per share	$(0.06)	$0.33
Diluted net income (loss) per share	$(0.11)	$0.31
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three months ended March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Stock-based awards	14,084,209	—
Unvested restricted stock awards	42,940	—
Contingently issuable shares	1,545,138	—
Total	15,672,287	—

The table above does not include: (i) 1,491,407 and 1,729,887 shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 6,085,802 and 18,257,365 shares of contingently issuable earnout shares, respectively; outstanding as of March 31, 2026 and 2025, as these awards are subject to performance conditions that were not met as of those dates.

The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such shares to participate in the combined entity’s income (loss). The weighted average shares outstanding used to calculate

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 excludes the 1,775,699 shares and 230,561 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved. The weighted average shares outstanding used to calculate basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2025 excludes the 2,149,530 shares and 205,365 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.
NOTE 14. INCOME TAXES
The tax expense (benefit) and the effective tax rate were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Income (loss) before income taxes	(24,230)	130,751
Income tax (benefit) expense	798	819
Effective tax rate	(3.29)%	0.63%

The Company’s recorded effective tax rate differs from the U.S. statutory rate for the three months ended March 31, 2026 and 2025 primarily due to the domestic valuation allowance caused by tax losses, foreign withholding taxes, and foreign tax rate differentials from the U.S. domestic statutory tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses and acceleration of tax deductions for qualified capital expenditures acquired and placed into service after January 19, 2025, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with various effective dates between 2025 and 2027. The Company included the impact of the OBBBA to the consolidated financial statements and will continue to evaluate any changes needed when additional guidance becomes available.
NOTE 15. FAIR VALUE MEASUREMENT
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$40,322	$—	$—
Money market funds	61,484	—	—
Other non-current assets
Derivative	—	—	2,295
Total assets	$101,806	$—	$2,295
Liabilities:
Contingent acquisition liabilities (Current)
Contingent earnout consideration	$—	$—	$—
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	—	—	87,334
Total liabilities	$—	$—	$87,334

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$39,920	$—	$—
Money market funds	21,334	—	—
Other non-current assets
Derivative	—	—	4,786
Total assets	$61,254	$—	$4,786
Liabilities:
Contingent acquisition liabilities (Current)
Contingent earnout consideration	$—	$—	$4,400
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	—	—	129,227
Total liabilities	$—	$—	$133,627

Escrow Consideration

Derivative

The reconciliation of the Company's derivative measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2025	$4,786
Change in the fair value of derivative	(2,491)
Balance as of March 31, 2026	$2,295

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2024	$110
Change in the fair value of derivative	1,289
Balance as of March 31, 2025	$1,399
The Company accounted for the Escrow Consideration under Amelia acquisition as equity-classified shares issued as part of the consideration transferred. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. During the three months ended March 31, 2026 and 2025, the Company recognized a loss of $2.5 million and a gain of $1.3 million, respectively, related to the change in fair value of derivative under other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent SYNQ3 Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$4,076
Change in the fair value of liability	(2,349)
Balance as of March 31, 2025	$1,727
Balance as of March 31, 2026	$—
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
For the three months ended March 31, 2025, the Company recognized a gain of $2.3 million related to the Contingent SYNQ3 Holdback Consideration.
The fair value of the Contingent SYNQ3 Holdback Consideration has been estimated as of the Closing Date and March 31, 2025, under the following assumptions:

	January 3, 2024	March 31, 2025
Risk-free interest rate	4.6%	3.9%
Holdback period	1.25 years	0.00 years
Contingent Earnout Consideration
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2024	$286,898
Change in the fair value of liability	(173,751)
Balance as of March 31, 2025	$113,147

Balance as of December 31, 2025	$133,627
Change in the fair value of liability	(39,392)
Settlement	(6,901)
Balance as of March 31, 2026	$87,334
For the three months ended March 31, 2026 and 2025, the Company recognized a gain of $39.4 million and $173.8 million, respectively, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from the SYNQ3 Acquisition has been estimated as of the Closing Date, March 31, 2025 and March 31, 2026, with the following assumptions for the unobservable inputs:

	January 3, 2024	March 31, 2025	March 31, 2026
Discount rate	12.6%	13.0%	14.6%
Expected stock price volatility	115.3%	120.0%	115.0%
Risk-free interest rate	4.2%	3.9%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.38 - 1.25 years	0.75 years
The fair value of the Contingent Amelia Earnout Consideration acquired from the Amelia Acquisition has been estimated as of the Closing Date, March 31, 2025 and March 31, 2026, with the following assumptions for the unobservable inputs:

	August 6, 2024	March 31, 2025	March 31, 2026
Metric specific discount rate	8.0%	7.5%	8.5%
Earnout payment discount rate	3.8%	3.9%	3.7%
Expected stock price volatility	73.0%	118.0%	80.0%
Expected metric volatility	11.0%	13.0%	15.0%
Risk-free interest rate for target revenue	4.0%	3.9%	3.7%
Risk-free interest rate for stock price	3.8%	3.9%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	1.4 - 2.4 years	0.75 - 1.75 years	0.75 years
The fair value of the Contingent Interactions Earnout Consideration acquired from the Interactions Acquisition has been estimated as of the Closing Date and March 31, 2026, with the following assumptions for the unobservable inputs:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 3, 2025	March 31, 2026
Metric specific discount rate	8.0%	9.0%
Risk-free interest rate for target revenue	3.5%	3.7%
Expected metric volatility	15.0%	20.0%
Earnout payment discount rate	6.8%	7.0%
Expected life	1.3 - 2.3 years	0.75 - 1.75 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three months ended March 31, 2026 and 2025.
NOTE 16. SEGMENT INFORMATION
The Company organized its operations into a single reportable segment, managed on a consolidated basis. The Company has determined that the Chief Executive Officer is its chief operating decision maker ("CODM"). The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that also is reported on the income statement as consolidated net income (loss). The CODM compares net income (loss) from budget to actual result to assess segment performance and adjust resource allocations as necessary.
The personnel-related costs are the significant segment expenses included in the net income (loss) that are regularly provided to the CODM. Personnel-related costs were $58.8 million and $45.0 million, respectively, and represented 60.6% and 64.6%, respectively, of total operating expenses during the three months ended March 31, 2026 and 2025.
NOTE 17. RELATED PARTY TRANSACTIONS
On January 24, 2025, the Company entered into an Equity Distribution Agreement with Guggenheim Securities, LLC and other Sales Managers with respect to an at-the-market equity program. Under this program, the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Refer to Note 10 to the unaudited condensed consolidated financial statements for more information.
The brother of one of our Board of Directors was a Senior Advisor to Guggenheim Securities, LLC and a member of the Guggenheim Securities investment banking team. Our board member did not participate in the Company’s decision to engage Guggenheim Securities, LLC to sell the Company's Class A Common Stock under at-the-market equity program and disclosed the fact that his brother would be involved in the services to be provided by Guggenheim Securities, LLC to the Company in advance of the determination by the Company to engage Guggenheim Securities, LLC. During the three months ended March 31, 2026 and 2025, the Company paid commissions of zero and $0.3 million to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager.
NOTE 18. SUBSEQUENT EVENTS
During April 2026, the Company sold 6,232,900 shares of our common stock under the Second Equity Distribution Agreement at an average price of $7.78 per share for $48.5 million of gross proceeds. The commissions and offering costs borne by the Company were approximately $1.0 million. Following this issuance, the Company has no remaining capacity to sell the Company's common stock under the Second Equity Distribution Agreement.
Nitesh Sharan resigned as the Chief Financial Officer of the Company, effective April 3, 2026. Mr. James Hom, Chief Product Officer at SoundHound, will serve as the Company’s Interim Chief Financial Officer until his successor is chosen and qualified.
On April 21, 2026, the Company announced and entered into a Merger Agreement (the "Merger Agreement") to acquire LivePerson, Inc. ("LivePerson") for approximately $42.8 million of Company Common Stock consideration payable to holders of Liveperson Common Stock. Concurrent with the execution and delivery of the Merger Agreement, the Company entered into a Notes Restructuring Agreement with LivePerson and each of the holders of LivePerson’s First Lien Convertible Secured Notes due 2029 and LivePerson’s Second Lien Senior Subordinated Secured Notes due 2029

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(together the “Secured Notes”), pursuant to which the holders of the First Lien Convertible Secured Notes and Second Lien Senior Subordinated Secured Notes have agreed to release and deem satisfied the Secured Notes for approximately $178.0 million and $83.2 million, respectively, of consideration payable in a potential mix of cash and Common stock at the Company’s discretion. The combination will unify SoundHound’s voice and agentic AI platform with LivePerson’s digital engagement capabilities, and delivers additional revenue and scale to the Company. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including regulatory approvals.
On May 11, 2026, the Company entered into an Equity Distribution Agreement (the "Third Equity Distribution Agreement") with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, Joseph Gunnar & Co. LLC, ROTH Capital Partners, LLC, D. A. Davidson & Co., Ladenburg Thalmann & Co. Inc., Wedbush Securities Inc. and Northland Securities, Inc. with respect to an at-the-market equity program under which the Company may offer and sell up to $300.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Sales of our Class A Common Stock, if any, under the Third Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SoundHound should be read together with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation as of and for the year ended December 31, 2025 included in our Annual Report on Form 10‑K for 2025 filed with the SEC on March 2, 2026 ("Form 10-K" or the "Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this report and in our Form 10-K, including information with respect to SoundHound’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to “SoundHound,” “we,” “us,” “our” and other similar terms refer to SoundHound AI, Inc and our subsidiaries.
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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 240 patents granted and 99 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
During the periods presented in the unaudited condensed consolidated financial statements, we have not generated revenue from leads and transactions on voice-enabled products from voice-enabled services other than from the SoundHound music identification app. Going forward, SoundHound expects monetization revenue to be generated through a combination of advertising revenue from the music identification app and, over time, from leads and transactions on voice-enabled products from voice-enabled services, which we expect will provide much more seamless opportunities for consumers to access goods and services that they covet as we further build out and scale the voice-enabled ecosystem.
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
Recent Developments

Interactions Acquisition
On September 3, 2025 (the “Interactions Acquisition Date”), we acquired all of the issued and outstanding equity of Interactions Corporation (the “Interactions Acquisition”), a pioneer in AI for customer service and workflow orchestration. This strategic deal is expected to strengthen and extend SoundHound’s growing leadership in Agentic AI and accelerate its market penetration in customer service across enterprise businesses. The combination also introduces certain major new powerhouse brands to the SoundHound customer portfolio, including global consumer icons, large technology device brands, insurers, automakers, and other preeminent Fortune 100 companies across industries.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $64.7 million as of March 31, 2026. Given the applicable contract terms, $40.1 million is expected to be recognized as revenue within one year, $22.9 million is expected to be recognized between 2 to 5 years and the remainder of $1.7 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
Research and Development
Our research and development efforts are aimed at continuing to develop and refine our proprietary voice AI and agentic AI platforms and produce new technological capabilities, including adding new features and modules, increasing operational efficiency and speed, and enhancing the generative AI integration.
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
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. No interest expense was incurred during the three months ended March 31, 2026 due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.
Other Income (Expense), Net
Other income (expense), net consists of the change in fair value related to our derivative liability, interest income and other expense.
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

Results of Operations
The following tables set forth the significant components of our results of operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues	$44,195	$29,129	$15,066	52%
Operating expenses:
Cost of revenues	30,453	18,511	11,942	65%
Sales and marketing	19,215	12,007	7,208	60%
Research and development	26,200	24,756	1,444	6%
General and administrative	25,676	18,407	7,269	39%
Change in fair value of contingent acquisition liabilities*	(39,392)	(176,100)	136,708	(78)%
Amortization of intangible assets	4,714	3,451	1,263	37%
Total operating expenses	66,866	(98,968)	165,834	(168)%
Income (loss) from operations	(22,671)	128,097	(150,768)	(118)%
Other income (expense), net:
Interest expense	(71)	(235)	164	(70)%
Other income (expense), net	(1,488)	2,889	(4,377)	(152)%
Total other income (expense), net	(1,559)	2,654	(4,213)	(159)%
Income (loss) before provision for income taxes	(24,230)	130,751	(154,981)	(119)%
Provision for income taxes	798	819	(21)	(3)%
Net income (loss)	$(25,028)	$129,932	$(154,960)	(119)%

*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 15 to our unaudited condensed consolidated financial statements included within this report for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	%
Revenues	$44,195	$29,129	52%
Cost of revenues	30,453	18,511	65%
Gross profit	$13,742	$10,618	29%
Gross margin	31%	36%	(5)%

Revenues

The following tables summarize our revenues by type and geographic regions for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Service subscriptions	$35,762	$24,573	$11,189	46%
Product royalties	8,350	4,447	3,903	88%
Monetization	83	109	(26)	(24)%
Total	$44,195	$29,129	$15,066	52%

	Three Months Ended March 31,		Change
	2026	2025	$	%
Americas	$33,432	$21,706	$11,726	54%
Asia	6,523	3,834	2,689	70%
EMEA	4,240	3,589	651	18%
Total	$44,195	$29,129	$15,066	52%
Total revenues increased by $15.1 million, or 52%, in the three months ended March 31, 2026 compared to the same period in 2025. Service subscription increased by $11.2 million, primarily in the Americas, driven by revenue from acquisitions. Product Royalties increased by $3.9 million, primarily driven by license revenue in the Asia and EMEA region.
Cost of Revenues
Cost of revenues increased by $11.9 million, or 65% in the three months ended March 31, 2026 compared to the same period in 2025. Gross margin decreased to 31% during the three months ended March 31, 2026 compared to 36% during the same period in 2025 primarily due to the acquisition of Interactions in the third quarter of 2025, which included an amortization of acquired intangible assets in the amount of $0.6 million and resulted in an increase of stock-based compensation of $2.8 million for the three months ended March 31, 2026. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia, Interactions and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $7.2 million, or 60%, in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $4.7 million in personnel-related costs of Interactions which was acquired in the third quarter of 2025, $1.6 million in office expense, $0.4 million in advertising expenses, $0.3 million in travel expenses and $0.1 million in legal and professional fees.
We expect our sales and marketing expenses to remain stable in the short term. However, in the long term, we expect sales and marketing expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Research and Development
Research and development expenses increased by $1.4 million, or 6%, in the three months ended March 31, 2026 compared to the same period in 2025. The increase in research and development expenses was primarily due to increases in 2026 of $2.0 million in office expense, $1.0 million in legal and professional fees, $0.3 million in consulting fees, $0.1 million in utilities, which were partially offset by a decrease of $1.0 million in personnel-related costs caused by lower stock-based compensation of $3.0 million offset by the increased salary related expenses of $2.0 million due to Interactions acquisition, $0.9 million in cloud computing services and $0.1 million in rent expense.

We expect our research and development expenses to remain stable in the short term. However, in the long term, we expect research and development expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
General and Administrative
General and administrative expenses increased by $7.3 million, or 39%, in the three months ended March 31, 2026 compared to the same period in 2025. The increase in general and administrative expenses was primarily due to increases in 2026 of $4.5 million in personnel-related costs of Interactions which was acquired in the third quarter of 2025, $2.2 million in legal and professional fees mainly caused by the potential acquisitions, $0.3 million in rent expense, $0.3 million in software expense, $0.2 million in consulting fees, $0.2 million in taxes and licenses, which were partially offset by a decrease of $0.2 million in office expense and $0.2 million in cloud computing services.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment to remediate the existing material weaknesses. However, in the long term, we expect general and administrative expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is marked-to-market based on the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a gain of $39.4 million for the three months ended March 31, 2026. The decrease of the Company's stock price as of March 31, 2026 compared to the stock price as of December 31, 2025, resulted in a decrease in its fair value of contingent acquisition liabilities during the three months ended March 31, 2026. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on the quarterly basis over the remaining earnout period. See Note 15 to our unaudited condensed consolidated financial statements included within this report for more information.
Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cost of revenues	$4,645	$4,046	$599	15%
Operating expenses	4,714	3,451	1,263	37%
Total amortization	$9,359	$7,497	$1,862	25%
Amortization of intangibles increased by $1.9 million, or 25% in the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily attributable to the intangibles of $39.5 million acquired from

Interactions Acquisition that was closed during the third quarter of 2025, which is expected to be amortized over five years after the Interactions Acquisition Date.
Other Income (Expense), Net
The following tables summarize our other income (expense), net, by type ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest income	$1,657	$2,207	$(550)	(25)%
Change in fair value of derivative	(2,491)	1,289	(3,780)	(293)%
Other expense, net	(654)	(607)	(47)	8%
Other income (expense), net	$(1,488)	$2,889	$(4,377)	(152)%

Interest Income
Interest income decreased by $0.6 million or 25% for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily attributable to reduced balance of interest bearing money market fund during the three months ended March 31, 2026 compared to the same period in 2025.
Change in fair value of derivative
Change in fair value of derivative decreased by $3.8 million, or 293% in the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily attributable to the remeasurement loss from the change in fair value of a derivative assumed from Amelia acquisition caused by the decrease in the Company's stock price in the three months ended March 31, 2026. See Note 15 to our unaudited condensed consolidated financial statements included within this report for more information.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of March 31, 2026 was $215.6 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and expected cash proceeds from future ATM programs. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Sources of Cash and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, which are sourced primarily from the sale of marketable securities. The primary uses of cash include the funding of operating expenses, as well as acquisition related costs. There were no material changes to our material cash requirements as disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2025 in our Form 10-K.
Second Equity Distribution Agreement
On January 24, 2025, we entered into an Equity Distribution Agreement (the "Second Equity Distribution Agreement") with Cantor Fitzgerald & Co., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Wedbush Securities Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. with respect to an ATM program. Under this program, we may offer and sell up to $250.0 million of shares of our Class A Common Stock from time to time through the Sales Managers. Sales of our Class A Common Stock, if any, under the Second Equity Distribution Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Managers are entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of our Class A Common Stock. During the three months ended March 31, 2025, we sold 4,248,900 shares of our common stock under the Second Equity Distribution Agreement, at an average price of $15.94 per share and raised $67.7 million of gross proceeds. The commissions and offering costs borne by us were approximately $1.4 million. During the three months ended March 31, 2026, there were no issuances of our common stock under the Second Equity Distribution Agreement. As of March 31, 2026, the Company had a remaining capacity to sell up to an additional $48.5 million of our common stock under the Second Equity Distribution Agreement.
SYNQ3 Acquisition
On January 3, 2024 (the "SYNQ3 Acquisition Date"), we acquired all of the issued and outstanding equity of SYNQ3, a leading provider of voice AI and other technology solutions to the restaurant industry, for total purchase consideration of $15.8 million (the “SYNQ3 Acquisition”).

The total purchase consideration included $3.9 million in cash paid and 5,755,910 in shares of our Class A Common Stock issued as of the SYNQ3 Acquisition Date. We also withheld purchase consideration of $0.5 million in cash and 1,179,514 shares of our Class A Common Stock, subject to customary net working capital adjustments, to partially secure the indemnification obligations of SYNQ3's former stockholders under the merger agreement and agreed to pay up to $0.8 million in cash and 1,434,936 in shares of our Class A Common Stock to certain former stockholders of SYNQ3 based upon the achievement of specified future milestones. On the SYNQ3 Acquisition Date, we also issued 2,033,156 restricted shares of our Class A Common Stock subject to time and performance-based vesting conditions. The fair value of the purchase consideration was $15.8 million.

SYNQ3 Holdback

The $0.5 million in cash and 1,179,514 shares of our Class A Common Stock were withheld for a period of 15 months (the “SYNQ3 Holdback Amount”).

In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of March 31, 2026. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Holdback Consideration.
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
For the three months ended March 31, 2026 and 2025, we recognized a loss of less than $0.1 million and a gain of $5.1 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). See Note 15 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration.
As of March 31, 2026, the 2024 revenue target was not met, but the 2025 revenue target was met. On March 3, 2026, we paid $0.1 million in cash and issued 246,761 shares of Class A Common Stock to settle the 2025 portion of the Contingent SYNQ3 Earnout Consideration. We assessed the 2026 revenue target as not probable of being met.
Restricted stock awards
The 2,033,156 restricted shares of our Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 11 to our unaudited condensed consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

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
For the three months ended March 31, 2026 and 2025, we recognized a loss of $2.5 million and a gain of $1.3 million, respectively, related to remeasurement of the derivative, reflected in the other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss). Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders. See Note 15 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2026 and 2025, we recognized a gain of $37.4 million and $168.7 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2026, the 2025 revenue target was met. We assessed the 2026 revenue targets was probable of being met.
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
The adjustment holdback consideration of $1.0 million was recorded within other current liabilities at fair value as of the Interactions Acquisition Date (the "Interactions Adjustment Holdback Consideration"), and is estimated to be paid in the second quarter of 2026 to Interactions' former stockholders for the settlement of net working capital adjustments.
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

Contingent Interactions Earnout Consideration
We also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026. We accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the condensed consolidated statement of operations and comprehensive income (loss). As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three months ended March 31, 2026, we recognized a gain of $2.4 million related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). On January 23, 2026, we paid $4.7 million to the selling shareholders of the Interaction Acquisition to settle a portion of the Contingent Interactions Earnout Consideration due to the achieved renewal of an existing contract with a specific customer. As of March 31, 2026, we assessed the 2026 revenue target as not probable of being met, but the 2027 revenue targets as probable of being met.
The purchase accounting is not yet complete as of March 31, 2026 and as such, the final allocation among purchase consideration, intangible assets, net assets acquired and goodwill may be subject to change. Any adjustments to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the Interactions Acquisition Date.
As of March 31, 2026, we incurred $5.5 million in acquisition related expenses, of which $0.5 million was incurred during the three months ended March 31, 2026 and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive loss.
Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. Refer to Note 7 and Note 8 to the unaudited condensed consolidated financial statements for more information.
Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(26,258)	$(19,185)
Net cash used in investing activities	(3,060)	(162)
Net cash provided by financing activities	(3,243)	67,010
Effects of exchange rate changes on cash	(287)	(94)
Net change in cash, cash equivalents, and restricted cash equivalents	$(32,848)	$47,569
Cash Flows Used in Operating Activities
Net cash used in operating activities was $26.3 million during the three months ended March 31, 2026 compared to $19.2 million during the three months ended March 31, 2025. The $7.1 million increase in cash used in operating activities was primarily due to decreases of $155.0 million in net income, and $0.2 million in net other operating cash spend, which is partially offset by the movement of $136.7 million from change in the fair value of contingent acquisition liabilities, the movement of $3.8 million from change in fair value of derivative, $2.6 million increase in operating assets and liabilities, $2.2 million increase in depreciation and amortization, $1.1 million increase in stock-based compensation, $1.0 million in foreign currency gain from remeasurement, $0.5 million increase in amortization of capitalized commissions, and $0.2 million increase in non-cash lease amortization.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $3.1 million during the three months ended March 31, 2026 compared to $0.2 million during the three months ended March 31, 2025. The $2.9 million increase in cash used in investing activities was primarily driven by the $2.6 million increases in software development costs and $0.3 million increase in purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash used in used in financing activities was $3.2 million during the three months ended March 31, 2026 compared to $67.0 million provided by financing activities during the three months ended March 31, 2025. The $70.3 million decrease in cash provided by financing activities was primarily due to $67.7 million decrease in net proceeds from Second Equity Distribution Agreement, $3.5 million increase in the payment to settle contingent earnout liabilities, $0.3 million decrease in proceeds from exercise of stock options and employee stock purchase plan, and $0.1 million increase in the payment on finance leases, which is partially offset by $1.4 million decrease in the payment of financing costs associated with the Second Equity Distribution Agreement.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Indemnification Agreements
We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. Additionally, we have, and may in the future, indemnify third parties in connection with our issuance of securities (including pursuant to our ATM program) and in connection with acquisitions of other companies. Our liability is generally limited to the aggregate amount of consideration actually received in these instances. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.
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
For a discussion of our critical accounting policies, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to the unaudited condensed consolidated financial statements included in our Form 10-K, which was filed with the SEC on March 02, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K, except as disclosed below.
Foreign Exchange Risk
Our unaudited condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of $0.4 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
In accordance with the Compliance and Disclosure Interpretations issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the evaluation of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. Based on this guidance, we excluded Interactions Corporation from our evaluation of disclosure controls and procedures as of March 31, 2026, because it was acquired by the Company in a purchase business combination during the third quarter of 2025. The total assets and total revenues of Interactions Corporation, which is a wholly-owned subsidiary, excluded from our evaluation represent approximately 4% and 32%, respectively of the related consolidated financial statement amounts as of and for the three months ended March 31, 2026.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. As of March 31, 2026, the material weaknesses were as follows:
The Company did not maintain an effective control environment as it lacked sufficient oversight of activities related to its internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with its financial reporting requirements. Further, due to rapid business growth, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, which resulted in the Company not designing and maintaining effective controls related to substantially all accounts and disclosures. These material weaknesses contributed to the following additional material weaknesses:
•The Company did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex financing transactions,
•The Company did not design and maintain effective controls to verify appropriate segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to an individual, and addressing conflicts on a timely basis.
The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, and immaterial errors in various accounts during the interim and annual periods during 2023, 2024, and 2025. The material weakness related to segregation of duties did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Management's Plan to Remediate the Material Weaknesses
The following remediation actions were completed during the quarter ended March 31, 2026:
•Designed and implemented new control activities and enhanced the design of existing control activities related to the treasury and payroll processes.

•Initiated the implementation of technological enhancements including the consolidation of disparate ERP systems related to the Interactions Corporation acquisition made in the previous year.
While progress was made during the first quarter, management continues to execute the activities needed to implement its remediation plan. The material weaknesses will not be considered remediated until management completes the design and implementation of the necessary controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting

As noted above, there were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to unaudited condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes from these risk factors during the quarter ended March 31, 2026.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2026, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on March 10, 2026 (with the first trade under the new plan not to be made prior to June 16, 2026). The trading plan will be effective until August 31, 2026 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock and up to 1,083,222 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on March 9, 2026 (with the first trade under the new plan not to be made prior to July 1, 2026). The trading plan will be effective until September 30, 2026 and provides for the sale of up to 750,000 shares of Mr. Hom's 1,812,588 shares of Class B common stock and up to 279,479 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
•Majid Emami, Chief Science Officer and Senior Vice President, adopted a new trading plan on March 3, 2026 (with the first trade under the new plan not to be made prior to January 2, 2026). The trading plan will be effective until December 31, 2026 and provides for the sale of up to 2,400,000 shares of Mr. Emami's 16,583,756 shares of Class B common stock and up to 354,048 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•Michael Zagorsek, Chief Operating Officer, adopted a new trading plan on March 5, 2026 (with the first trade under the new plan not to be made prior to July 1, 2026). The trading plan will be effective until December 31, 2026 and provides for the sale of up to 179,888 shares of Class A common stock issuable upon vesting and exercise of certain stock options, provided that certain conditions are met.
•Eric Ball, Director, adopted a new trading plan on March 9, 2026 (with the first trade under the new plan not to be made prior to June 8, 2026). The trading plan will be effective until December 31, 2027 and provides for the sale of up to 150,000 shares of Ms. Sroka's Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2026 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
10.1**	Agreement and Plan of Merger, dated September 3, 2025, by and among SoundHound, Inc., Iris Merger Sub, Inc., Shareholder Representative Services LLC, Interactions Corporation and SoundHound AI, Inc.
10.2**	Merger Agreement, dated as of April 21, 2026, by and among SoundHound AI, Inc., Lightspeed Merger Sub Inc. and LivePerson, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive loss, (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished or filed in other filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: May 11, 2026	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ James Hom
	Name:	James Hom
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)