Form 10-Q
period 2026-06-30
SOUNDHOUND AI, INC.
filed 2026-08-10
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 6, 2026, there were 411,574,436 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.
QUARTERLY REPORT ON FORM 10-Q
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report”) of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance, our ability to implement our business strategy and anticipated business and operations, including our ability to integrate the business and operations of our recent acquisitions, to launch and commercialize OASYS and improve our Generative AI Foundation Model, expand our customer partnerships and roll out our AI drive thru service, roll out our Dynamic Interaction, Chat AI for Automotive, and expand the number of platforms on which our voice AI technology will be available, the potential utility of and market for our products and services, including our newly acquired products and services, the closing of our acquisition of LivePerson (as hereinafter defined) and realize the expected benefits of such acquisition, and our ability to achieve revenue from our bookings backlog. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:
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
•our ability to satisfy all closing conditions of the LivePerson acquisition, the risk that the acquisition may not be completed on the terms or in the time frame that we expect, and unexpected costs, charges or expenses resulting from the acquisition of Live Person;
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
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
ii

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,776	$248,490
Accounts receivable, net of allowances of $3,378 and $2,254 as of June 30, 2026 and December 31, 2025, respectively	27,072	32,336
Contract assets and unbilled receivable, net	34,834	38,189
Other current assets	12,363	10,114
Total current assets	277,045	329,129
Restricted cash equivalents, non-current	676	676
Right-of-use assets	5,240	3,791
Property and equipment, net	2,498	2,928
Goodwill	122,277	122,277
Intangible assets, net	190,207	181,395
Deferred tax asset	28	29
Contract assets and unbilled receivable, non-current, net	48,073	29,906
Other non-current assets	21,843	18,042
Total assets	$667,887	$688,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,572	$10,562
Accrued liabilities	31,441	26,325
Operating lease liabilities	2,456	1,812
Finance lease liabilities	226	332
Income tax liability	3,828	2,662
Deferred revenue	23,738	24,042
Contingent acquisition liabilities (Note 14)	—	4,400
Other current liabilities	1,614	1,604
Total current liabilities	70,875	71,739
Operating lease liabilities, net of current portion	2,756	2,069
Deferred revenue, net of current portion	5,161	8,195
Contingent acquisition liabilities, net of current portion (Note 14)	83,637	129,227
Deferred tax liabilities	1,403	1,363
Income tax liability, net of current portion	2,177	2,254
Other non-current liabilities	11,448	9,540
Total liabilities	177,457	224,387
Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, aggregate liquidation preference of $0 and $0 as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A Common Stock, $0.0001 par value; 755,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 403,287,100 and 390,070,691 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	38	37
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,535,408 shares issued and outstanding as of June 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,515,141	1,420,672
Accumulated deficit	(1,024,911)	(957,066)
Accumulated other comprehensive income	159	140
Total stockholders’ equity	490,430	463,786
Total liabilities and stockholders’ equity	$667,887	$688,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$61,897	$42,683	$106,092	$71,812
Operating expenses:
Cost of revenues	33,967	26,021	64,420	44,532
Sales and marketing	16,635	15,837	35,850	27,844
Research and development	27,130	25,805	53,330	50,561
General and administrative	25,989	18,230	51,665	36,637
Change in fair value of contingent acquisition liabilities	(3,697)	31,359	(43,089)	(144,741)
Amortization of intangible assets	5,171	3,482	9,885	6,933
Total operating expenses	105,195	120,734	172,061	21,766
Income (loss) from operations	(43,298)	(78,051)	(65,969)	50,046

Other income, net:
Interest expense	(61)	(169)	(132)	(404)
Other income, net	2,724	4,752	1,236	7,641
Total other income, net	2,663	4,583	1,104	7,237
Income (loss) before provision for income taxes	(40,635)	(73,468)	(64,865)	57,283
Provision for income taxes	2,182	1,256	2,980	2,075
Net income (loss)	$(42,817)	$(74,724)	$(67,845)	$55,208
Earnings attributable to participating Class A Common Shares	—	—	—	(297)
Net income (loss) attributable to SoundHound common shareholders	$(42,817)	$(74,724)	$(67,845)	$54,911

Other comprehensive income:
Unrealized gains on investments	(1)	(33)	19	(27)
Comprehensive income (loss)	$(42,818)	$(74,757)	$(67,826)	$54,884

Net income (loss) per share:
Basic	$(0.10)	$(0.19)	$(0.16)	$0.14
Diluted	$(0.10)	$(0.19)	$(0.21)	$0.13

Weighted-average common shares outstanding:
Basic	430,521,776	400,124,499	426,022,299	397,026,119
Diluted	438,648,450	402,043,468	434,240,315	414,145,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended June 30, 2026
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	—	$—	393,742,421	$37	32,535,408	$3	$1,442,560	$(982,094)	$160	$460,666
Issuance of Class A common stock for equity incentive awards	—	—	3,311,779	—	—	—	3,527	—	—	3,527
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	6,232,900	1	—	—	47,461	—	—	47,462
Stock-based compensation	—	—	—	—	—	—	21,593	—	—	21,593
Net loss	—	—	—	—	—	—	—	(42,817)	—	(42,817)
Other comprehensive income	—	—	—	—	—	—	—	—	(1)	(1)
Balances as of June 30, 2026	—	$—	403,287,100	$38	32,535,408	$3	$1,515,141	$(1,024,911)	$159	$490,430

Three Months Ended June 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	—	$—	368,869,290	$36	32,535,408	$3	$1,209,871	$(813,128)	$211	$396,993
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	646,000	—	—	—	7,691	—	—	7,691
Issuance of Class A common stock for equity incentive awards	—	—	3,068,075	—	—	—	2,100	—	—	2,100
Issuance of Class A common stock due to settlement of contingent holdback consideration in connection with SYNQ3 Acquisition	—	—	472,501	—	—	—	3,922	—	—	3,922
Stock-based compensation	—	—	—	—	—	—	23,810	—	—	23,810
Net income	—	—	—	—	—	—	—	(74,724)	—	(74,724)
Other comprehensive income	—	—	—	—	—	—	—	—	(33)	(33)
Balances as of June 30, 2025	—	$—	373,055,866	$36	32,535,408	$3	$1,247,394	$(887,852)	$178	$359,759

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Six Months Ended June 30, 2026
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	—	$—	390,070,691	$37	32,535,408	$3	$1,420,672	$(957,066)	$140	$463,786
Issuance of Class A common stock for equity incentive awards	—	—	6,736,748	—	—	—	3,923	—	—	3,923
Issuance of Class A common stock due to settlement of contingent acquisition liabilities	—	—	246,761	—	—	—	2,028	—	—	2,028
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	6,232,900	1	—	—	47,461	—	—	47,462
Stock-based compensation	—	—	—	—	—	—	41,057	—	—	41,057
Net loss	—	—	—	—	—	—	—	(67,845)	—	(67,845)
Other comprehensive income	—	—	—	—	—	—	—	—	19	19
Balances as of June 30, 2026	—	$—	403,287,100	$38	32,535,408	$3	$1,515,141	$(1,024,911)	$159	$490,430

Six Months Ended June 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$(943,060)	$205	$182,653
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	4,894,900	1	—	—	73,973	—	—	73,974
Issuance of Class A common stock for equity incentive awards	—	—	6,590,898	—	—	—	2,766	—	—	2,766
Issuance of Class A common stock in connection with the exercise of warrants	—	—	1,110	—	—	—	13	—	—	13
Issuance of Class A common stock due to settlement of contingent holdback consideration in connection with SYNQ3 Acquisition	—	—	472,501	—	—	—	3,922	—	—	3,922
Stock-based compensation	—	—	—	—	—	—	41,250	—	—	41,250
Net income	—	—	—	—	—	—	—	55,208	—	55,208
Other comprehensive income	—	—	—	—	—	—	—	—	(27)	(27)
Balances as of June 30, 2025	—	$—	373,055,866	$36	32,535,408	$3	$1,247,394	$(887,852)	$178	$359,759

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net income (loss)	$(67,845)	$55,208
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,071	15,529
Stock-based compensation	39,168	41,250
Loss on disposal of property and equipment	—	42
Non-cash lease amortization	1,658	1,388
Amortization of capitalized commissions	999	—
Bad debt expenses	3,478	—
Foreign currency gain/loss from remeasurement	529	(871)
Change in fair value of contingent acquisition liabilities	(43,089)	(144,741)
Change in fair value of derivative	2,630	(2,179)
Deferred income taxes	41	—
Other, net	179	1,997
Changes in operating assets and liabilities:
Accounts receivable, net	3,835	2,383
Other current assets	(3,297)	(2,696)
Contract assets	(16,942)	(6,314)
Other non-current assets	94	(1,846)
Accounts payable	(2,984)	4,567
Accrued liabilities	5,341	(6,210)
Contingent acquisition liabilities	(1,335)	—
Other current liabilities	(529)	(2,481)
Operating lease liabilities	(1,632)	(1,359)
Deferred revenue	(3,338)	(891)
Other non-current liabilities	1,999	3,542
Net cash used in operating activities	(59,969)	(43,682)

Cash flows used in investing activities:
Purchases of property and equipment	(822)	(354)
Capitalized software development costs	(5,404)	—
Payment related to asset acquisition	(26,501)	—
Net cash used in investing activities	(32,727)	(354)

Cash flows provided by (used in) financing activities:
Proceeds from sales of Class A common stock under the Second Equity Distribution Agreement	48,481	75,565
Proceeds from exercise of stock options and employee stock purchase plan	3,923	2,766
Proceeds from warrants exercised	—	13
Payment of financing costs associated with the Second Equity Distribution Agreement	(970)	(1,511)
Payment to settle contingent acquisition liabilities	(3,538)	(198)
Payment to settle deferred holdback liabilities	(1,000)	—
Payments on finance leases	(197)	(29)
Net cash provided by financing activities	46,699	76,606
Effects of exchange rate changes on cash	283	(210)
Net change in cash, cash equivalents, and restricted cash equivalents	(45,714)	32,360
Cash, cash equivalents, and restricted cash equivalents, beginning of period	249,166	198,916
Cash, cash equivalents, and restricted cash equivalents, end of period	$203,452	$231,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$202,776	$230,340
Non-current portion of restricted cash equivalents	676	936
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$203,452	$231,276

Supplemental disclosures of cash flow information:
Cash paid for interest	$28	$2
Cash paid for income taxes, net	$1,310	$1,905

Noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,886	$—
Issuance of Class A Common Stock to settle contingent acquisition liabilities	$2,028	$3,922
Fair value of deferred cash consideration under other acquisition	$1,519	$—
Deferred offering costs reclassified to additional paid-in capital	$49	$79
Stock-based compensation included in capitalized software development costs	$1,889	$—

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
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. (“SYNQ3”) in a cash and stock transaction. On June 14, 2024, the Company completed an immaterial acquisition in a cash transaction. On August 6, 2024, the Company completed the acquisition of Amelia Holdings, Inc. (“Amelia”) in a cash and stock transaction. On September 3, 2025, the Company completed the acquisition of Interactions Corporation (“Interactions”) in a cash transaction. On April 21, 2026, the Company entered a Merger Agreement to acquire LivePerson (as hereinafter defined). Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows in the annual financial statements. As of June 30, 2026, the Company had an accumulated deficit of $1,024.9 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of June 30, 2026 was $202.8 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 2, 2026 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
considered necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026, and 2025, and cash flows for the six months ended June 30, 2026 and 2025 have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the fiscal year ending December 31, 2026 or any future interim period.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, software development costs, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. In connection with the measurement period for the acquisition of Interactions, no significant estimates were changed by management during the three and six months ended June 30, 2026 and 2025. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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
As of June 30, 2026 and December 31, 2025, there was no customer that accounted for more than 10% of the Company’s accounts receivable balance.
As of June 30, 2026, unbilled receivables from Customer A, B, C, and D accounted for 19%, 19%, 17%, and 14% of the Company’s unbilled receivables balance, respectively. As of December 31, 2025, unbilled receivables from Customer A, C, D, E and F accounted for 14%, 23%, 16%, 17%, and 13% of the Company’s unbilled receivables balance, respectively.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended June 30, 2026, Customer B and G accounted for 13% and 12% of the Company's revenue, respectively. For the six months ended June 30, 2026, there was no customer that accounted for more than 10% of the Company's revenue.
For the three months ended June 30, 2025, Customer C, H, and I accounted for 16%, 13%, and 13% of the Company's revenue, respectively. For the six months ended June 30, 2025, there was no customer that accounted for more than 10% of total revenue.
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and six months ended June 30, 2026 and June 30, 2025.
Intangible Assets with Definite Lives
The Company's intangible assets consist principally of developed technology, customer relationships, tradename, and conversation data. The Company assesses the appropriate method of amortization of the intangible assets that reflects the pattern in which the economic benefits of the intangible assets are consumed. The Company determined that a straight-line method of amortization was appropriate for its intangible assets. The remaining useful lives of long-lived assets are re-

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
assessed periodically at the asset group level for any events and circumstances that may change the future cash flows expected to be generated from the long-lived asset or asset group.
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
In September 2025, FASB issued Accounting Standards Update No. 2025-07, Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 refines the scope of Topic 815 and provides additional guidance regarding share-based noncash consideration received from a customer in a revenue contract under Topic 606. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective January 1, 2026 utilizing the prospective transition method. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of June 30, 2026. See Note 14 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of shares associated with the holdback.

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

For the three and six months ended June 30, 2026, the Company recognized a loss of zero and $0.4 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2025, the Company recognized a gain of $3.6 million and $8.7 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).

As of June 30, 2026, the 2024 revenue target was not met, but the 2025 revenue target was met. On March 3, 2026, the Company paid $0.1 million in cash and issued 246,761 shares of Class A Common Stock to settle the 2025 portion of the Contingent SYNQ3 Earnout Consideration. The Company assessed the 2026 revenue target as not probable of being met.

Restricted stock awards

The 2,033,156 restricted shares of the Company's Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 10 to our unaudited condensed consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.
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

Escrow Consideration
The Company accounted for the Escrow Consideration as equity-classified shares issued as part of the consideration transferred. The Company recorded an indemnification asset of $1.4 million under other non-current assets related to assumed sales tax and litigation contingent liabilities that existed prior to the Amelia Acquisition Date and are covered by the Company’s indemnification rights provided by the sellers. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. See Note 14 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss).
For the three and six months ended June 30, 2026, the Company recognized a gain of $4.0 million and $41.4 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
For the three and six months ended June 30, 2025, the Company recognized a loss of $32.6 million and a gain of $136.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
As of June 30, 2026, the 2025 revenue target was met. The Company assessed the 2026 revenue target was probable of being met.

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

The fair value of the purchase consideration was $76.1 million. The purchase consideration includes $19.4 million of cash paid to the selling shareholders. The Company also paid $4.1 million of cash for seller transaction expenses in connection with the closing of the Interactions Acquisition.

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

The adjustment holdback consideration of $1.0 million was recorded within other current liabilities at fair value as of the Interactions Acquisition Date (the "Interactions Adjustment Holdback Consideration") and was paid to Interactions' former stockholders in the second quarter of 2026.

The indemnity holdback consideration of $0.2 million was recorded within other current liabilities, which was withheld for a period of 12 months subsequent to the Interactions Acquisition Date (the "Interactions Indemnity Holdback Consideration").

Contingent Interactions Earnout Consideration

The Company also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026 (the "Contingent Interactions Earnout Consideration"). The Company accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three and six months ended June 30, 2026, the Company recognized a loss of $0.3 million and a gain of $2.1 million, respectively, related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
On January 23, 2026, the Company paid $4.7 million to the selling shareholders of the Interaction Acquisition to settle a portion of the Contingent Interactions Earnout Consideration due to the achieved renewal of an existing contract with a

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
specific customer. As of June 30, 2026, the Company assessed the 2026 revenue target as not probable of being met, but the 2027 revenue targets as probable of being met.
See Note 14 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of Interactions Holdback Amount and Contingent Interactions Earnout Consideration.

Purchase price allocation

The purchase price allocation was performed as of September 3, 2025 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

September 3, 2025
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

The purchase accounting is complete as of June 30, 2026.

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

As of June 30, 2026, the Company incurred $5.5 million in acquisition related expenses, of which zero and $0.5 million were incurred during the three and six months ended June 30, 2026, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).

LivePerson Acquisition

On April 21, 2026, the Company announced and entered into a Merger Agreement (the "Original Merger Agreement"), which was amended and restated on July 2, 2026 by the Amended and Restated Merger Agreement (the "Amended Merger Agreement"), to acquire LivePerson, Inc. ("LivePerson") for approximately $42.8 million of consideration payable to holders of LivePerson Common Stock in a mix of cash and Company Class A Common Stock. Concurrent with the execution and delivery of the Original Merger Agreement, the Company entered into a Notes Restructuring Agreement with LivePerson and each of the holders of LivePerson’s First Lien Convertible Secured Notes due 2029 and LivePerson’s Second Lien Senior Subordinated Secured Notes due 2029 (together the “Secured Notes”), pursuant to which the holders of the Secured Notes have agreed to release and deem satisfied the Secured Notes for approximately $261.2 million of consideration payable in a potential mix of cash and Class A Common Stock at the Company’s discretion. The combination will unify SoundHound’s voice and agentic AI platform with LivePerson’s digital engagement capabilities, and delivers additional revenue and scale to the Company. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including regulatory approvals.

Other Acquisition
On May 12, 2026 ("the MIPA Closing Date"), the Company completed an asset acquisition by entering a Membership Interest Purchase Agreement (the "MIPA Agreement") with a private company to purchase its outstanding membership interests and agreed to pay up to $30.2 million in cash, adjusted by any reduction amount defined by the MIPA Agreement. As of June 30, 2026, the Company has paid $26.1 million to the seller under the MIPA Agreement. As part of the total

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
purchase consideration, the Company recorded deferred holdback liabilities of $1.5 million in cash within other current liabilities, payable to the seller based on a historic performance target achieved as of the MIPA Closing Date.
The Company also agreed to contingent earnout consideration in cash based on achievement of certain performance-based milestones in two tranches at the first and second anniversaries of the MIPA Closing Date (the "Contingent MIPA Earnout Consideration"). Considering the achievement of underlying performance-based metrics over the two-year measurement period cannot be predicted with sufficient reliability, and the amounts payable are not reasonably estimable, no Contingent MIPA Earnout Consideration was recognized as of the MIPA Closing Date or June 30, 2026. When the contingency is subsequently resolved and the Contingent MIPA Earnout Consideration becomes probable and reasonably estimable, the Contingent MIPA Earnout Consideration shall be recorded as an adjustment to the cost basis of the acquired intangible asset.
The total purchase price of $28.0 million was allocated to the identifiable intangible assets acquired on a relative fair value basis. The corresponding customer relationships are being amortized on a straight-line basis over their estimated useful life of 9 years.
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
Hosted services may include implementation services to develop and/or customize the application to each customer’s specification. Judgment is required to determine whether these professional services are distinct from the hosted services. In making this determination, factors such as the degree of integration, the significance of enhancement to existing functionality, the customers’ ability to start using the software prior to customization, the evaluation as to whether the services extend the economic life of the application, and the availability of these services from other independent vendors are considered.

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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgment and estimates and is based on either input or output measures. During the three and six months ended June 30, 2026, $8.2 million and $12.4 million, respectively, of professional service revenue was recognized over time, with the remaining $0.1 million and $0.3 million, respectively, recognized at a point in time when the performance obligation was fulfilled, and control of the service was transferred to the customer. During the three and six months ended June 30, 2025, $3.2 million and $6.3 million, respectively, of professional service revenue was recognized over time, with the remaining $0.1 million and $0.3 million, respectively, recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2026 and 2025, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hosted services	$32,183	$20,918	$64,192	$42,872
Licensing	21,370	18,327	29,053	22,140
Professional services	8,289	3,320	12,709	6,573

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Monetization	55	118	138	227
Total	$61,897	$42,683	$106,092	$71,812
For the three and six months ended June 30, 2026 and 2025, the disaggregated revenue by geographic location* was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$36,420	$22,729	$68,915	$41,347
China	8,970	6,979	8,970	7,519
Colombia	7,648	135	7,766	292
Ireland	210	5,469	350	5,597
Other	8,649	7,371	20,091	17,057
Total	$61,897	$42,683	$106,092	$71,812
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the three and six months ended June 30, 2026 and 2025, the disaggregated revenue by recognition pattern was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Over time revenue	$41,395	$24,781	$78,430	$50,486
Point-in-time	20,502	17,902	27,662	21,326
Total	$61,897	$42,683	$106,092	$71,812
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2026 and 2025, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service subscriptions	$47,004	$32,057	$82,766	$56,630
Product royalties	14,838	10,508	23,188	14,955
Monetization	55	118	138	227
Total	$61,897	$42,683	$106,092	$71,812
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
The contract asset and unbilled accounts receivable, net as of June 30, 2026 and December 31, 2025 consists of the following (in thousands):

	Balance Sheet Presentation	June 30, 2026	December 31, 2025
Unbilled account receivables - current	Contract assets and unbilled receivables, net	$17,486	$17,728
Contract assets - current	Contract assets and unbilled receivables, net	17,348	20,461
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net	25,759	12,988
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net	22,314	16,918
The change in the Company's unbilled accounts receivable and contract assets during the current period was primarily the result of new contracts, customer invoicing, and the performance of the Company's contracts. The Company has not recorded any specific asset impairment charges related to contract assets during the periods presented in the unaudited condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $11.3 million and $15.8 million, respectively, for the three and six months ended June 30, 2026 as compared to $10.9 million and $16.7 million, respectively for the three and six months ended June 30, 2025.
As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $60.0 million. Given the applicable contract terms, $37.3 million is expected to be recognized as revenue within one year, $20.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.6 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying value of goodwill including the effect of measurement period adjustments for the six months ended June 30, 2026 and 2025, were as follows (in thousands):

Balance as of December 31, 2025	$122,277
Measurement period adjustment	—
Balance as of June 30, 2026	$122,277

Balance as of December 31, 2024	$101,704
Measurement period adjustment	(494)
Balance as of June 30, 2025	$101,210

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
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		June 30, 2026
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$117,640	$34,201	$83,439
Customer relationships	3.0 - 9.0	129,083	27,139	101,944
Tradename	2.0 - 5.0	9,270	4,446	4,824
Conversation data	2.5	1,285	1,285	—
Total		$257,278	$67,071	$190,207

		December 31, 2025
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$117,640	$24,871	$92,769
Customer relationships	3.0 - 7.0	101,060	18,422	82,638
Tradename	2.0 - 5.0	9,270	3,538	5,732
Conversation data	2.5	1,285	1,029	256
Total		$229,255	$47,860	$181,395

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Amortization expense of intangible assets was $9.9 million and $19.2 million for the three and six months ended June 30, 2026, respectively. This expense was recorded as $4.7 million and $9.3 million within cost of revenues for the three and six months ended June 30, 2026, respectively. Amortization expense of intangible assets was $7.6 million and $15.1 million for the three and six months ended June 30, 2025, respectively. This expense was recorded as $4.1 million and $8.1 million within cost of revenues for the three and six months ended June 30, 2025, respectively.
Future amortization expense of intangible assets held as of June 30, 2026, is as follows (in thousands):

Year ending December 31,
2026	$20,289
2027	38,044
2028	36,252
2029	35,615
Thereafter	60,007
Total	190,207
NOTE 6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation expenses	$13,957	$13,949
Accrued vendor payables	12,765	8,682
Accrued litigation liabilities	3,075	3,045
Other accrued liabilities	1,644	649
	$31,441	$26,325
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage. In May 2026, the Company further entered into an amendment agreement pursuant to which the Company committed to pay a minimum of $4.0 million additionally in cloud costs over a three-year period subject to variable increases based on usage.
Aggregate non-cancelable future minimum payments were as follows as of June 30, 2026 (in thousands):

Remainder of 2026	$8,500
2027	26,000
2028	25,500
Total	$60,000
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
expenditures can be reasonably estimated. The Company's assessment may change over time as individual proceedings or claims progress.
VB Assets, LLC v. SoundHound
On November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as VB Assets, LLC v. SoundHound AI, Inc., Case No. 1:24-cv-1279-MN. In its complaint, VB Assets, LLC alleges the Company is infringing U.S. Patent Nos. 8,073,681, 11,222,626, 8,886,536, 9,269,097, 9,502,025, and 11,087,385. VB Assets, LLC subsequently amended its complaint adding allegations that the Company is also infringing U.S. Patent Nos. 10,755,699, 10,297,249, and 7,818,176. The Company denies infringement allegations and alleges that VB Assets, LLC patents asserted against the Company are invalid and/or unenforceable. The Company intends to vigorously defend itself in all respects. As of June 30, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of June 30, 2026.
Securities Litigation
On March 28, 2025, a class action complaint was filed in the United States District Court for the Northern District of California, captioned Liles v. SoundHound AI, Inc., Case No. 3:25-cv-02915-RFL. The complaint names as defendants the Company, its CEO Keyvan Mohajer, and its CFO Nitesh Sharan. The complaint asserts, among other things, claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks to represent a putative class of stockholders who purchased or otherwise acquired SoundHound securities between March 1, 2024 and March 11, 2025, both dates inclusive. On July 14, 2025, Judge Rita Lin appointed the leading plaintiff in the litigation. On July 25, 2025, a new Scheduling Order was entered. On October 1, 2025, the Lead Plaintiff served their amended complaint. The Company moved to dismiss the Complaint on December 12, 2025. On May 19, 2026, the court granted SoundHound’s motion in part and denied it in part. The court dismissed the claims based on the Amelia accounting statements, as well as several statements about SoundHound’s efforts to remediate material weaknesses in its internal controls. The court denied the motion, however, as to certain internal-control statements. The case is scheduled for mediation on August 25, 2026. Until the case is resolved, the Company will continue to vigorously defend the claims and believes the complaint lacks merit. As of June 30, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of June 30, 2026.
Derivative Actions
On April 8, 2025, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Bishop v. Mohajer, Case No. 3:25-cv-03172-JD. The complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On April 16, 2025, a similar purported shareholder derivative complaint was filed against the same defendants in the same forum, captioned Roy v. Mohajer, Case No. 5:25-cv-03363-NC. That complaint purports to assert claims on behalf of the Company against its directors, CEO, and CFO for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. All derivative actions have been stayed pending resolution of the Liles v. SoundHound AI et al securities class action litigation. As of June 30, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of June 30, 2026.

Other Matters

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $4.1 million as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, there were 3,654,115 Public Warrants and Private Warrants issued and outstanding. During the three and six months ended June 30, 2026, the Company issued no shares of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding, and raised no cash proceeds. During the three and six months ended June 30, 2025, the Company issued zero and 1,110 shares, respectively, of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding, and raised zero and less than $0.1 million, respectively, in cash proceeds.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9. COMMON STOCK

At the 2025 Annual Meeting of Stockholders held on May 23, 2025, the Company’s stockholders approved to increase the number of authorized shares of Class A Common Stock from 455,000,000 to 755,000,000. As of June 30, 2026, the Company is authorized to issue 800,000,000 shares of capital stock, consisting of (a) 755,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
There was no conversion of Class B Common Stock during the three and six months ended June 30, 2026 and 2025.
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
During the three and six months ended June 30, 2025, the Company sold 646,000 and 4,894,900 shares, respectively, of its common stock under the Second Equity Distribution Agreement, at an average price of $12.16 and $15.44 per share, respectively, and raised $7.9 million and $75.6 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $0.2 million and $1.5 million, respectively. During the three and six months ended June 30, 2026, the Company sold 6,232,900 shares of its common stock under the Second Equity Distribution Agreement, at an average price of $7.78 per share and raised $48.5 million of gross proceeds. The commissions and offering costs borne by us were approximately $1.0 million. As of June 30, 2026, the Company had no remaining capacity to sell the Company's common stock under the Second Equity Distribution Agreement.
Third Equity Distribution Agreement
On May 11, 2026, the Company entered into an Equity Distribution Agreement (the "Third Equity Distribution Agreement") with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, Joseph Gunnar & Co. LLC, ROTH Capital Partners, LLC, D. A. Davidson & Co., Ladenburg Thalmann & Co. Inc., Wedbush Securities Inc. and Northland Securities, Inc. (each, an “Sales Manager,” and, collectively, the “Sales Managers”) with respect to an at-the-market equity program under which the Company may offer and sell up to $300.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Sales of our Class A Common Stock, if any, under the Third Equity Distribution

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Sales Managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.
During the three months ended June 30, 2026, the Company sold no shares of its common stock under the Third Equity Distribution Agreement. As of June 30, 2026, the Company had a remaining capacity of $300.0 million to sell the Company's common stock under the Third Equity Distribution Agreement.
NOTE 10. STOCK INCENTIVE PLANS
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“the Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of June 30, 2026, the Company had 28,037,909 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of June 30, 2026, 1,401,363 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”, collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of June 30, 2026, the Company had 2,643,762 shares remaining for issuance under the 2024 Inducement Plan.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2026, the total unrecognized stock-based compensation expense related to the unvested stock options was less than $0.1 million, which we expect to recognize over a weighted-average period of 0.09 years. There were no options granted during the three and six months ended June 30, 2026.
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of June 30, 2026, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as not probable of being met.
In connection with the Interactions Acquisition, the Company granted zero and 2,266,063 RSUs to Interactions employees during the three and six months ended June 30, 2026, respectively, of which the majority of RSUs vest over a four-year requisite service period. Additionally, the Company granted 257,119 and 720,619 RSUs to other employees of the Company during the three and six months ended June 30, 2026.
As of June 30, 2026, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $128.1 million.
As of June 30, 2026, there was no unrecognized stock-based compensation expense related to the unvested Market-Based RSUs. There were no Market-Based RSUs granted during the three and six months ended June 30, 2026.
As of June 30, 2026, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $5.1 million. There were 150,000 and 200,000 Performance-Based RSUs granted during the three and six months ended June 30, 2026.
The total unrecognized stock-based compensation related to unvested RSUs is $133.2 million as of June 30, 2026 and this will vest over a weighted average period of 2.21 years.
Restricted Stock Awards
In connection with the SYNQ3 Acquisition, a total of 2,033,156 unvested restricted Class A Common Stock shares ("RSAs") were issued, 25% of which are subject to service conditions that vest at the end of each of the upcoming three fiscal years in three tranches, and 75% of which is subject to both service and performance-based vesting conditions in three tranches. As of June 30, 2026, 465,349 RSAs were vested and 508,289 RSAs were forfeited as a result of the targets not met or not probable of being met.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of June 30, 2026, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as not probable of being met.
As of June 30, 2026, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was less than $0.1 million and $3.7 million, respectively, over a weighted average period of 0.5 years. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$2,399	$4,175	$5,333	$4,318
Sales and marketing	5,352	4,267	9,245	7,176
Research and development	8,590	10,256	14,733	18,519
General and administrative	5,252	5,112	11,746	11,237
Less: Capitalized software development costs	(971)	—	(1,889)	—
Total	$20,622	$23,810	$39,168	$41,250
NOTE 11. OTHER INCOME (EXPENSE), NET
Other income (expense), net on the condensed consolidated statements of operations is comprised of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income, net
Interest income	$1,862	$2,428	$3,519	$4,635
Change in fair value of derivative	(139)	890	(2,630)	2,179
Other income (expense), net	1,001	1,434	347	827
Total other income, net	$2,724	$4,752	$1,236	$7,641

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12. NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(42,817)	$(74,724)	$(67,845)	$55,208
Earnings attributable to participating Class A Common Shares held in escrow in connection with Amelia acquisition	—	—	—	(297)
Net income (loss) attributable to common shareholders - basic	$(42,817)	$(74,724)	$(67,845)	$54,911

Net income (loss)	(42,817)	(74,724)	(67,845)	55,208
Effect of potentially dilutive equivalent shares to net income (loss)	(2,365)	(602)	(24,869)	(1,503)
Net income (loss) attributable to common shareholders - diluted	$(45,182)	$(75,326)	$(92,714)	$53,705

Denominator:
Weighted average shares outstanding – basic	430,521,776	400,124,499	426,022,299	397,026,119
Effect of potentially dilutive equivalent shares	8,126,674	1,918,969	8,218,016	17,119,758
Weighted average shares outstanding – diluted	438,648,450	402,043,468	434,240,315	414,145,877

Basic net income (loss) per share	$(0.10)	$(0.19)	$(0.16)	$0.14
Diluted net income (loss) per share	$(0.10)	$(0.19)	$(0.21)	$0.13
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and six months ended June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Stock-based awards	11,514,340	12,477,419
Unvested restricted stock awards	42,940	280,953
Contingently issuable shares	1,545,138	10,385
Total	13,102,418	12,768,757

The table above does not include: (i) 1,491,407 and 1,871,293 shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 6,085,802 and 17,992,461 shares of contingently issuable earnout shares, respectively; outstanding as of June 30, 2026 and 2025, as these awards are subject to performance conditions that were not met as of those dates.

The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
shares to participate in the combined entity’s losses. The weighted average shares outstanding used to calculate basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 excludes the 1,775,699 shares and 230,561 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved. The weighted average shares outstanding used to calculate basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2025 excludes the 2,149,530 shares and 230,561 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.
NOTE 13. INCOME TAXES
The tax expense (benefit) and the effective tax rate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before income taxes	(40,635)	(73,468)	(64,865)	57,283
Income tax (benefit) expense	2,182	1,256	2,980	2,075
Effective tax rate	(5.37)%	(1.71)%	(4.59)%	3.62%

The Company’s recorded effective tax rate differs from the U.S. statutory rate for the three and six months ended June 30, 2026 and 2025 primarily due to the domestic valuation allowance caused by tax losses, foreign withholding taxes, and foreign tax rate differentials from the U.S. domestic statutory tax rate.

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
NOTE 14. FAIR VALUE MEASUREMENT
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$40,685	$—	$—
Money market funds	55,027	—	—
Other non-current assets
Derivative	—	—	2,156
Total assets	$95,712	$—	$2,156
Liabilities:
Contingent acquisition liabilities (Current)
Contingent earnout consideration	$—	$—	$—
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	—	—	83,637
Total liabilities	$—	$—	$83,637

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$39,920	$—	$—
Money market funds	21,334	—	—
Other non-current assets
Derivative	—	—	4,786
Total assets	$61,254	$—	$4,786
Liabilities:
Contingent acquisition liabilities (Current)
Contingent earnout consideration	$—	$—	$4,400
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	—	—	129,227
Total liabilities	$—	$—	$133,627

Escrow Consideration

Derivative

The reconciliation of the Company's derivative measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$110
Change in the fair value of derivative	1,289
Balance as of March 31, 2025	$1,399
Change in the fair value of derivative	890
Balance as of June 30, 2025	$2,289

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2025	$4,786
Change in the fair value of derivative	(2,491)
Balance as of March 31, 2026	$2,295
Change in the fair value of derivative	(139)
Balance as of June 30, 2026	$2,156
The Company accounted for the Escrow Consideration under Amelia acquisition as equity-classified shares issued as part of the consideration transferred. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. During the three and six months ended June 30, 2026, the Company recognized a loss of $0.1 million and $2.6 million, respectively, related to the change in fair value of derivative under other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss). During the three and six months ended June 30, 2025, the Company recognized a gain of $0.9 million and $2.2 million, respectively, related to the change in fair value of derivative under other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent SYNQ3 Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$4,076
Change in the fair value of liability	(2,349)
Balance as of March 31, 2025	$1,727
Change in the fair value of liability	2,393
Settlement	(4,120)
Balance as of June 30, 2025	$—
Balance as of June 30, 2026	$—
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
For the three and six months ended June 30, 2025, the Company recognized $2.4 million and less than $0.1 million losses, respectively, related to the Contingent SYNQ3 Holdback Consideration.
The fair value of the Contingent SYNQ3 Holdback Consideration has been estimated as of the Closing Date under the following assumptions:

January 3, 2024
Risk-free interest rate	4.6%
Holdback period	1.25 years
Contingent Earnout Consideration

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$286,898
Change in the fair value of liability	(173,751)
Balance as of March 31, 2025	$113,147
Change in the fair value of liability	28,966
Balance as of June 30, 2025	$142,113

Balance as of December 31, 2025	$133,627
Change in the fair value of liability	(39,392)
Settlement	(6,901)
Balance as of March 31, 2026	$87,334
Change in the fair value of liability	$(3,697)
Balance as of June 30, 2026	$83,637
For the three and six months ended June 30, 2026, the Company recognized a gain of $3.7 million and $43.1 million, respectively, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). For the three and six months ended June 30, 2025, the Company recognized a loss of $29.0 million and a gain of $144.8 million, respectively, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss).
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from the SYNQ3 Acquisition has been estimated as of the Closing Date, June 30, 2025 and June 30, 2026, with the following assumptions for the unobservable inputs:

	January 3, 2024	June 30, 2025	June 30, 2026
Discount rate	12.6%	12.8%	14.6%
Expected stock price volatility	115.3%	120.0%	115.0%
Risk-free interest rate	4.2%	3.8%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.25 - 1 years	0.5 years
The fair value of the Contingent Amelia Earnout Consideration acquired from the Amelia Acquisition has been estimated as of the Closing Date, June 30, 2025 and June 30, 2026, with the following assumptions for the unobservable inputs:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	August 6, 2024	June 30, 2025	June 30, 2026
Metric specific discount rate	8.0%	7.5%	9.0%
Earnout payment discount rate	3.8%	3.7%	4.0%
Expected stock price volatility	73.0%	123.0%	74.0%
Expected metric volatility	11.0%	13.0%	16.0%
Risk-free interest rate for target revenue	4.0%	3.9%	3.8%
Risk-free interest rate for stock price	3.8%	3.8%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	1.4 - 2.4 years	0.5 - 1.5 years	0.5 years
The fair value of the Contingent Interactions Earnout Consideration acquired from the Interactions Acquisition has been estimated as of the Closing Date and June 30, 2026, with the following assumptions for the unobservable inputs:

	September 3, 2025	June 30, 2026
Metric specific discount rate	8.0%	9.0%
Risk-free interest rate for target revenue	3.5%	4.0%
Expected metric volatility	15.0%	20.0%
Earnout payment discount rate	6.8%	6.9%
Expected life	1.3 - 2.3 years	0.5 - 1.5 years
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2026 and 2025.
NOTE 15. SEGMENT INFORMATION
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
The personnel-related costs are the significant segment expenses included in the net income (loss) that are regularly provided to the CODM. Personnel-related costs were $54.2 million and $113.0 million, respectively, and represented 54.8% and 57.7%, respectively, of total operating expenses during the three and six months ended June 30, 2026. Personnel-related costs were $52.8 million and $97.8 million, respectively, and represented 64.5% and 64.6%, respectively, of total operating expenses during the three and six months ended June 30, 2025.
NOTE 16. RELATED PARTY TRANSACTIONS
On January 24, 2025, the Company entered into an Equity Distribution Agreement with Guggenheim Securities, LLC and other Sales Managers with respect to an at-the-market equity program. Under this program, the Company may offer and sell up to $250.0 million of shares of its Class A Common Stock from time to time through the Sales Managers. Refer to Note 9 to the unaudited condensed consolidated financial statements for more information.
The brother of one of our Board of Directors was a Senior Advisor to Guggenheim Securities, LLC and a member of the Guggenheim Securities investment banking team. Our board member did not participate in the Company’s decision to engage Guggenheim Securities, LLC to sell the Company's Class A Common Stock under at-the-market equity program and disclosed the fact that his brother would be involved in the services to be provided by Guggenheim Securities, LLC to the Company in advance of the determination by the Company to engage Guggenheim Securities, LLC. During the three and six ended June 30, 2026, the Company paid no commission to Guggenheim Securities, LLC for the Class A Common

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock sold through it as a Sales Manager. During the three and six ended June 30, 2025, the Company paid commissions of less than $0.1 million and $0.3 million to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager.
NOTE 17. SUBSEQUENT EVENTS
In July 2026, the Company issued 8,126,674 shares of Class A Common Stock to the selling shareholders of the Amelia Acquisition to settle the 2025 portion of the Contingent Amelia Earnout Consideration.
On June 15, 2026, the Company entered into the Investment Framework Agreement to invest $5.0 million in the Class A Preferred Shares of a private company. The agreement provided for a 60-calendar day closing window subject to customary closing conditions. On July 29, 2026, the Company completed the transaction and funded the $5.0 million in cash, acquiring Class A Preferred Shares of the investee company.

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
In May 2026, we launched OASYS (Orchestrated Agent System), our unified agentic AI platform. OASYS serves as the orchestration and intelligence layer that integrates our core product portfolio and the technologies acquired through our recent strategic acquisitions. Through OASYS, our customers can build, deploy, and manage multilingual AI agents that handle transactions, tasks, and workflows across multiple channels. OASYS is a core component of our long-term product strategy and, together with our voice AI and conversational AI offerings, forms the foundation of our go-to-market approach for enterprise customers.
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 382 patents granted and 97 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
This creates a great opportunity for SoundHound: we believe that we provide disruptive technologies that are superior to the alternatives, with better terms, allowing customers to maintain their brand, control the user experience, get access to the data and define their own privacy policies, while being able to customize, differentiate, innovate and monetize. With the launch of OASYS, we believe we are further widening this competitive gap by offering enterprises a self-learning agentic ecosystem that actively evolves based on real-world usage — reducing operational costs, accelerating deployment timelines, and driving incremental revenue opportunities across both digital and physical channels.
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

Launch of OASYS
On May 5, 2026, we announced the commercial launch of OASYS, our orchestrated agentic AI platform. OASYS is designed to manage the full lifecycle of enterprise AI agents, including agent creation, orchestration across multiple agents within a single interaction, evaluation of agent performance, and iterative improvement based on observed usage. Key features of the platform include:
•An orchestration framework that combines rule-based guardrails with human-in-the-loop touchpoints, including our patented Human Augmented Resolution ("HAR") capability and human escalation pathways for contact center applications;
•Persistent cross-channel context that allows agents to maintain continuity across devices, channels, and languages within a single interaction; and
•Integration of technologies obtained through our prior strategic acquisitions into a single, unified platform architecture.
OASYS is intended to unify and extend the capabilities of our existing voice AI and conversational AI product portfolio, and we expect it to be a central element of our commercial offering going forward.
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
•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings, including those offerings that we have acquired, have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models and acquiring companies such as SYNQ3, Amelia and Interactions which have synergistic businesses to ours that we believe will enhance value to customers, partners and stockholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. As we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. In addition to our acquisitions of SYNQ3, Amelia and Interactions, we may look to acquire other companies in the industry to develop synergies with our existing business, including LivePerson.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $60.0 million as of June 30, 2026. Given the applicable contract terms, $37.3 million is expected to be recognized as revenue within one year, $20.1 million is expected to be recognized between 2 to 5 years and the remainder of $2.6 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. No interest expense was incurred during the three and six months ended June 30, 2026 due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.

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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenues	$61,897	$42,683	$19,214	45%
Operating expenses:
Cost of revenues	33,967	26,021	7,946	31%
Sales and marketing	16,635	15,837	798	5%
Research and development	27,130	25,805	1,325	5%
General and administrative	25,989	18,230	7,759	43%
Change in fair value of contingent acquisition liabilities*	(3,697)	31,359	(35,056)	(112)%
Amortization of intangible assets	5,171	3,482	1,689	49%
Total operating expenses	105,195	120,734	(15,539)	(13)%
Loss from operations	(43,298)	(78,051)	34,753	(45)%
Other income, net:
Interest expense	(61)	(169)	108	(64)%
Other income, net	2,724	4,752	(2,028)	(43)%
Total other income, net	2,663	4,583	(1,920)	(42)%
Loss before provision for income taxes	(40,635)	(73,468)	32,833	(45)%
Provision for income taxes	2,182	1,256	926	74%
Net loss	$(42,817)	$(74,724)	$31,907	(43)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues	$106,092	$71,812	$34,280	48%
Operating expenses:
Cost of revenues	64,420	44,532	19,888	45%
Sales and marketing	35,850	27,844	8,006	29%
Research and development	53,330	50,561	2,769	5%
General and administrative	51,665	36,637	15,028	41%
Change in fair value of contingent acquisition liabilities*	(43,089)	(144,741)	101,652	(70)%
Amortization of intangible assets	9,885	6,933	2,952	43%
Total operating expenses	172,061	21,766	150,295	691%
Income (loss) from operations	(65,969)	50,046	(116,015)	(232)%
Other income, net:
Interest expense	(132)	(404)	272	(67)%
Other income, net	1,236	7,641	(6,405)	(84)%
Total other income, net	1,104	7,237	(6,133)	(85)%
Income (loss) before provision for income taxes	(64,865)	57,283	(122,148)	(213)%
Provision for income taxes	2,980	2,075	905	44%
Net income (loss)	$(67,845)	$55,208	$(123,053)	(223)%
*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 14 to our unaudited condensed consolidated financial statements included within this report for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	%
Revenues	$61,897	$42,683	45%
Cost of revenues	33,967	26,021	31%
Gross profit	$27,930	$16,662	68%
Gross margin	45%	39%	6%

	Six Months Ended June 30,		Change
	2026	2025	%
Revenues	$106,092	$71,812	48%
Cost of revenues	64,420	44,532	45%
Gross profit	$41,672	$27,280	53%
Gross margin	39%	38%	1%

Revenues

The following tables summarize our revenues by type and geographic regions for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Service subscriptions	$47,004	$32,057	$14,947	47%
Product royalties	14,838	10,508	4,330	41%
Monetization	55	118	(63)	(53)%
Total	$61,897	$42,683	$19,214	45%

	Six Months Ended June 30,			Change
	2026		2025	$	%
Service subscriptions	$82,766		$56,630	$26,136	46%
Product royalties	23,188		14,955	8,233	55%
Monetization	138		227	(89)	(39)%
Total	$106,092	0	$71,812	$34,280	48%

	Three Months Ended June 30,		Change
	2026	2025	$	%
Americas	$45,031	$24,319	$20,712	85%
Asia	11,699	9,839	1,860	19%
EMEA	5,167	8,525	(3,358)	(39)%
Total	$61,897	$42,683	$19,214	45%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Americas	$78,463	$46,025	$32,438	70%
Asia	18,222	13,673	4,549	33%
EMEA	9,407	12,114	(2,707)	(22)%
Total	$106,092	$71,812	$34,280	48%
Total revenues increased by $19.2 million, or 45%, in the three months ended June 30, 2026 compared to the same period in 2025. Service subscription revenue increased by $14.9 million, mainly driven by revenue from acquisitions in the Americas. Product royalty revenue in Asia also increased, partially offset by reduced license revenue in the EMEA region.
Total revenues increased by $34.3 million, or 48%, in the six months ended June 30, 2026 compared to the same period in 2025. Service subscription revenue increased by $26.1 million, mainly driven by revenue from acquisitions in the Americas. Product royalty revenue in Asia also increased, partially offset by reduced license revenue in the EMEA region.
Cost of Revenues
Cost of revenues increased by $7.9 million and $19.9 million, or 31% and 45% in the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. Gross margin increased to 45% and 39% during the three and six months ended June 30, 2026 compared to 39% and 38%, respectively, during the same period in 2025 primarily due to certain new, higher margin license deals closed in the second quarter of 2026, which was partially offset by the acquisition of Interactions in the third quarter of 2025, which resulted in amortization of acquired intangible assets of $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of Amelia, Interactions and SYNQ3.
Sales and Marketing
Sales and marketing expenses increased by $0.8 million, or 5%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $1.2 million in personnel-related costs, and $0.3 million in advertising cost, which were partially offset by decreases of $0.4 million in office expense and $0.2 million in legal and professional fees.
Sales and marketing expenses increased by $8.0 million, or 29%, in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $5.9 million in personnel-related costs, $1.3 million in office expense, $0.7 million in advertising expenses, and $0.3 million in travel expenses, which were partially offset by decreases of $0.1 million in legal and professional fees.
We expect our sales and marketing expenses to remain stable in the short term. However, in the long term, we expect sales and marketing expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Research and Development
Research and development expenses increased by $1.3 million, or 5%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $2.3 million in office expense, $0.8 million in legal and professional fees, $0.6 million in consulting fees, and $0.4 million in cloud computing services, which are partially offset by decreases of $2.6 million in personnel-related costs caused by lower stock-based compensation of $2.6 million, and $0.2 million in rent expense.
Research and development expenses increased by $2.8 million, or 5%, in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $4.2 million in office expense, $1.8 million in legal and professional fees, $0.9 million in consulting fees, $0.1 million in utilities, which were partially offset by decreases of $3.6 million in personnel-related costs mainly caused by lower stock-based compensation of $5.7 million, $0.4 million in cloud computing services and $0.3 million in rent expense.
We expect our research and development expenses to remain stable in the short term. However, in the long term, we expect research and development expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
General and Administrative
General and administrative expenses increased by $7.8 million, or 43%, in the three months ended June 30, 2026 compared to the same period in 2025. The increase in general and administrative expenses was primarily due to increases in 2026 of $3.5 million in legal and professional fees mainly caused by acquisitions, $1.9 million in bad debt expense, $1.5 million in consulting fees, $1.1 million in personnel-related costs, $0.2 million in software expense, $0.1 million in taxes and licenses, and $0.1 million in rent expense, which were partially offset by decreases of $0.6 million in office expense and $0.1 million in cloud computing services.
General and administrative expenses increased by $15.0 million, or 41%, in the six months ended June 30, 2026 compared to the same period in 2025. The increase in general and administrative expenses was primarily due to increases in 2026 of $5.8 million in legal and professional fees mainly caused by acquisitions, $5.7 million in personnel-related costs, out of which $1.2 million was incurred for employees of Interactions acquired in the third quarter of 2025, $1.7 million in consulting fees, $1.7 million in bad debt expense, $0.5 million in software expense, $0.4 million in rent expense, and $0.3 million in taxes and licenses, which were partially offset by decreases of $0.8 million in office expense and $0.3 million in cloud computing services.
We expect our general and administrative expenses to increase in the short term as we invest in our control environment to remediate the existing material weaknesses and the costs incurred for the potential acquisitions. However, in the long term, we expect general and administrative expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is marked-to-market based on the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a gain of $3.7 million and $43.1 million for the three and six months ended June 30, 2026. The decrease of the Company's stock price as of June 30, 2026 compared to the stock price as of December 31, 2025, resulted in a decrease in its fair value of contingent acquisition liabilities during the three and six months ended June 30, 2026. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on a quarterly basis over the remaining earnout period. See Note 14 to our unaudited condensed consolidated financial statements included within this report for more information.
Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenues	$4,685	$4,084	$601	15%
Operating expenses	5,171	3,482	1,689	49%
Total amortization	$9,856	$7,566	$2,290	30%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenues	$9,330	$8,130	$1,200	15%
Operating expenses	9,885	6,933	2,952	43%
Total amortization	$19,215	$15,063	$4,152	28%
Amortization of intangibles increased by $2.3 million and $4.2 million, or 30% and 28% in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily attributable to the intangibles of $39.5 million acquired from Interactions Acquisition that was closed during the third quarter of 2025, which is expected to be amortized over five years after the Interactions Acquisition Date, and the intangible of $28.0 million acquired under the MIPA Agreement during the three months ended June 30, 2026, which is expected to be amortized over nine years after the MIPA Closing Date.
Other Income, Net
The following tables summarize our other income, net, by type ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Interest income	$1,862	$2,428	$(566)	(23)%
Change in fair value of derivative	(139)	890	(1,029)	(116)%
Other income, net	1,001	1,434	(433)	(30)%
Other income, net	$2,724	$4,752	$(2,028)	(43)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Interest income	$3,519	$4,635	$(1,116)	(24)%
Change in fair value of derivative	(2,630)	2,179	(4,809)	(221)%
Other income (expense), net	347	827	(480)	(58)%
Other income, net	$1,236	$7,641	$(6,405)	(84)%

Interest Income
Interest income decreased by $0.6 million and $1.1 million or 23% and 24% for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The decrease was primarily attributable to reduced balance of interest bearing money market fund during the three and six months ended June 30, 2026 compared to the same period in 2025.
Change in fair value of derivative
Change in fair value of derivative decreased by $1.0 million and $4.8 million, or 116% and 221% in the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The decrease was primarily attributable to the remeasurement loss from the change in fair value of a derivative assumed from Amelia acquisition caused by the decrease in the Company's stock price in the three and six months ended June 30, 2026. See Note 14 to our unaudited condensed consolidated financial statements included within this report for more information.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of June 30, 2026 was $202.8 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and expected cash proceeds from future use of our ATM program. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
During the three and six months ended June 30, 2025, we sold 646,000 and 4,894,900 shares, respectively, of our common stock under the Second Equity Distribution Agreement, at an average price of $12.16 and $15.44 per share, respectively, and raised $7.9 million and $75.6 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $0.2 million and $1.5 million, respectively. During the three and six months ended June 30, 2026, we sold 6,232,900 shares of our common stock under the Second Equity Distribution Agreement, at an average price of $7.78 per share and raised $48.5 million of gross proceeds. The commissions and offering costs borne by us were approximately $1.0 million. As of June 30, 2026, we had no remaining capacity to sell our common stock under the Second Equity Distribution Agreement.
Third Equity Distribution Agreement
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
During the three months ended June 30, 2026, we sold no shares of our common stock under the Third Equity Distribution Agreement. As of June 30, 2026, we had a remaining capacity of $300.0 million to sell our common stock under the Second Equity Distribution Agreement.
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

In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of June 30, 2026. See Note 16 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Holdback Consideration.
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
For the three months ended June 30, 2026, we recognized a loss of zero and $0.4 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). For the three and six months ended June 30, 2025, we recognized a gain of $3.6 million and $8.7 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). See Note 14 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration.
As of June 30, 2026, the 2024 revenue target was not met, but the 2025 revenue target was met. On March 3, 2026, we paid $0.1 million in cash and issued 246,761 shares of Class A Common Stock to settle the 2025 portion of the Contingent SYNQ3 Earnout Consideration. We assessed the 2026 revenue target as not probable of being met.
Restricted stock awards
The 2,033,156 restricted shares of our Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 10 to our unaudited condensed consolidated financial statements included within this report for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

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

For the three and six months ended June 30, 2026, we recognized a loss of $0.1 million and $2.6 million. respectively, related to remeasurement of the derivative, reflected in the other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss). For the three and six months ended June 30, 2025, we recognized a gain of $0.9 million and $2.2 million. respectively, related to remeasurement of the derivative, reflected in the other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss). Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders. See Note 14 to our unaudited condensed consolidated financial statements included within this report for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We agreed to pay up to 16,822,429 in shares of Class A Common Stock to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). We accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on our condensed consolidated balance sheet and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in our condensed consolidated statement of operations and comprehensive income (loss). For the three months ended June 30, 2026, we recognized a gain of $4.0 million and $41.4 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). For the three and six months ended June 30, 2025, we recognized a loss of $32.6 million and a gain of $136.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2026, the 2025 revenue target was met. We assessed the 2026 revenue targets was probable of being met.
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
The fair value of the purchase consideration was $76.1 million. The purchase consideration includes $19.4 million of cash paid to the selling shareholders. We also paid $4.1 million of cash for seller transaction expenses in connection with the closing of the Interactions Acquisition.
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
The adjustment holdback consideration of $1.0 million was recorded within other current liabilities at fair value as of the Interactions Acquisition Date (the "Interactions Adjustment Holdback Consideration"), and was paid to Interactions' former stockholders in the second quarter of 2026.
The indemnity holdback consideration of $0.2 million was recorded within other current liabilities, which was withheld for a period of 12 months subsequent to the Interactions Acquisition Date (the "Interactions Indemnity Holdback Consideration").

Contingent Interactions Earnout Consideration
We also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026. We accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the condensed consolidated statement of operations and comprehensive income (loss). As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three and six months ended June 30, 2026, we recognized a loss of $0.3 million and a gain of $2.1 million, respectively, related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income (loss). On January 23, 2026, we paid $4.7 million to the selling shareholders of the Interaction Acquisition to settle a portion of the Contingent Interactions Earnout Consideration due to the achieved renewal of an existing contract with a specific customer. As of June 30, 2026, we assessed the 2026 revenue target as not probable of being met, but the 2027 revenue targets as probable of being met.
As of June 30, 2026, we incurred $5.5 million in acquisition related expenses, of which zero and $0.5 million was incurred during the three and six months ended June 30, 2026, respectively, and recorded as general and administration expenses in its condensed consolidated statements of operations and comprehensive income (loss).
LivePerson Acquisition
On April 21, 2026, we announced and entered into a Merger Agreement (the "Original Merger Agreement"), which was amended and restated on July 2, 2026 by the Amended and Restated Merger Agreement (the "Amended Merger Agreement"), to acquire LivePerson, Inc. ("LivePerson") for approximately $42.8 million of consideration payable to holders of LivePerson Common Stock in a mix of cash and Company Class A Common Stock. Concurrent with the execution and delivery of the Original Merger Agreement, we entered into a Notes Restructuring Agreement with LivePerson and each of the holders of LivePerson’s First Lien Convertible Secured Notes due 2029 and LivePerson’s Second Lien Senior Subordinated Secured Notes due 2029 (together the “Secured Notes”), pursuant to which the holders of the Secured Notes have agreed to release and deem satisfied the Secured Notes for approximately $261.2 million of consideration payable in a potential mix of cash and Class A Common Stock at the Company’s discretion. The combination will unify SoundHound’s voice and agentic AI platform with LivePerson’s digital engagement capabilities, and delivers additional revenue and scale to us. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including regulatory approvals.
Other Acquisition
On May 12, 2026 ("the MIPA Closing Date"), we completed an asset acquisition by entering a Membership Interest Purchase Agreement (the "MIPA Agreement") with a private company to purchase its outstanding membership interests and agreed to pay up to $30.2 million in cash, adjusted by any reduction amount defined by the MIPA Agreement. As of June 30, 2026, we have paid $26.1 million to the seller under the MIPA Agreement. As part of the total purchase consideration, we recorded deferred holdback liabilities of $1.5 million in cash within other current liabilities, payable to the seller based on a historic performance target achieved as of the MIPA Closing Date.
We also agreed to pay contingent earnout consideration in cash based on achievement of certain performance-based milestones in two tranches at the first and second anniversaries of the MIPA Closing Date (the "Contingent MIPA Earnout Consideration"). Considering the achievement of underlying performance-based metrics over the two-year measurement period cannot be predicted with sufficient reliability, and the amounts payable are not reasonably estimable, no Contingent MIPA Earnout Consideration was recognized as of the MIPA Closing Date or June 30, 2026. When the contingency is subsequently resolved and the Contingent MIPA Earnout Consideration becomes probable and reasonably estimable, the fair value of the Contingent MIPA Earnout Consideration shall be estimated and recorded as an adjustment to the cost basis of the acquired intangible asset.
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
Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(59,969)	$(43,682)
Net cash used in investing activities	(32,727)	(354)
Net cash provided by financing activities	46,699	76,606
Effects of exchange rate changes on cash	283	(210)
Net change in cash, cash equivalents, and restricted cash equivalents	$(45,714)	$32,360
Cash Flows Used in Operating Activities
Net cash used in operating activities was $60.0 million during the six months ended June 30, 2026 compared to $43.7 million during the six months ended June 30, 2025. The $16.3 million increase in cash used in operating activities was primarily due to decreases of $123.1 million in net income, $7.5 million increase in operating assets and liabilities, $2.1 million increase in stock-based compensation, and $1.8 million in net other operating cash spend, which is partially offset by the movement of $101.7 million from change in the fair value of contingent acquisition liabilities, $5.5 million increase in depreciation and amortization, the movement of $4.8 million from change in fair value of derivative, $3.5 million increase in bad debt expenses, $1.4 million in foreign currency gain from remeasurement, $1.0 million increase in amortization of capitalized commissions, and $0.3 million increase in non-cash lease amortization.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $32.7 million during the six months ended June 30, 2026 compared to $0.4 million during the six months ended June 30, 2025. The $32.4 million increase in cash used in investing activities was primarily driven by the $26.5 million increase in payment related to asset acquisition, $5.4 million increases in software development costs and $0.5 million increase in purchases of property and equipment.

Cash Flows Provided by Financing Activities
Net cash used in used in financing activities was $46.7 million during the six months ended June 30, 2026 compared to $76.6 million provided by financing activities during the six months ended June 30, 2025. The $29.9 million decrease in cash provided by financing activities was primarily due to $27.1 million decrease in net proceeds from Second Equity Distribution Agreement, $3.3 million increase in the payment to settle contingent earnout liabilities, $1.0 million increase in the payment to settle deferred holdback liabilities, and $0.2 million increase in the payment on finance leases, which is partially offset by $1.2 million increase in proceeds from exercise of stock options and employee stock purchase plan, and $0.5 million decrease in the payment of financing costs associated with the Second Equity Distribution Agreement.
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
Foreign Exchange Risk
Our unaudited condensed consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of $0.5 million and $0.9 million during the three and six months ended June 30, 2026, respectively, and approximately less than $0.1 million and $0.5 million during the three and six months ended June 30, 2025, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
In accordance with the Compliance and Disclosure Interpretations issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the evaluation of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. Based on this guidance, we excluded Interactions Corporation from our evaluation of disclosure controls and procedures as of June 30, 2026, because it was acquired by the Company in a purchase business combination during the third quarter of 2025. The total assets and total revenues of Interactions Corporation, which is a wholly-owned subsidiary, excluded from our evaluation represent approximately 3% and 26%, respectively of the related consolidated financial statement amounts as of and for the six months ended June 30, 2026.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. As of June 30, 2026, the material weaknesses were as follows:
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
The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions and not designing and maintaining effective controls related to substantially all accounts and disclosures resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, and immaterial errors in various accounts during the interim and annual periods during 2023, 2024, 2025, Q1 2026 and Q2 2026. The material weakness related to segregation of duties did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Management's Plan to Remediate the Material Weaknesses
The following remediation actions were completed during the quarter ended June 30, 2026:
•Designed and implemented new control activities and enhanced the design of existing control activities related to non-routine, unusual or complex transactions, including the accounting for complex financing transactions.
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
Changes in Internal Control over Financial Reporting

As noted above, there were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to unaudited condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, and those described in "Risk Factors" related to the pending acquisition of LivePerson in our Form S-3ASR filed on May 11, 2026, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes from these risk factors during the quarter ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2026, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on May 28, 2026 (with the first trade under the new plan not to be made prior to September 1, 2026). The trading plan will be effective until November 30, 2026 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock and up to 1,065,848 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•James M. Hom, Interim Chief Financial Officer, Chief Product Officer and Director, adopted a new trading plan on May 28, 2026 (with the first trade under the new plan not to be made prior to October 1, 2026). The trading plan will be effective until December 31, 2026 and provides for the sale of up to 750,000 shares of Mr. Hom's 1,812,588 shares of Class B common stock and up to 322,804 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
•Majid Emami, Chief Science Officer and Senior Vice President, adopted a new trading plan on March 3, 2026 (with the first trade under the new plan not to be made prior to June 2, 2026). The trading plan will be effective until December 31, 2026 and provides for the sale of up to 2,400,000 shares of Mr. Emami's 16,583,756 shares of Class B common stock and up to 354,048 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
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

•Eric Ball, Director, adopted a new trading plan on March 9, 2026 (with the first trade under the new plan not to be made prior to June 8, 2026). The trading plan will be effective until December 31, 2027 and provides for the sale of up to 150,000 shares of Class A common stock, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description of Exhibit
10.1**	Agreement and Plan of Merger, dated September 3, 2025, by and among SoundHound, Inc., Iris Merger Sub, Inc., Shareholder Representative Services LLC, Interactions Corporation and SoundHound AI, Inc.
10.2**	Merger Agreement, dated as of April 21, 2026, by and among SoundHound AI, Inc., Lightspeed Merger Sub Inc. and LivePerson, Inc.
10.3**	Notes Restructuring Agreement, dated as of April 21, 2026, by and among SoundHound AI, Inc., LivePerson, Inc. and each holder of LivePerson’s Second Lien Senior Subordinated Secured Notes due 2029.
10.4**	Amended and Restated Merger Agreement, dated as of July 2, 2026, by and among SoundHound AI, Inc., Lightspeed Merger Sub Inc., Lightspeed Merger Sub II Inc. and LivePerson, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income (loss), (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished or filed in other filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: August 10, 2026	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ James Hom
	Name:	James Hom
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)