Form 10-Q
period 2026-09-30
SOUNDHOUND AI, INC.
filed 2026-11-09
CIK 1840856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 5, 2026, there were 455,858,001 shares of the Company’s Class A Common Stock, $0.0001 par value per share, issued and outstanding, and 32,535,408 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

SOUNDHOUND AI, INC.
QUARTERLY REPORT ON FORM 10-Q
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report”) of SoundHound AI, Inc. (“we,” “us,” “our,” “SoundHound,” or the “Company”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance, our ability to implement our business strategy and anticipated business and operations, including our ability to integrate the business and operations of our recent acquisitions including LivePerson (as hereinafter defined) and our ability to realize the expected benefits of such acquisitions, to launch and commercialize OASYS and improve our Generative AI Foundation Model, expand our customer partnerships and roll out our AI drive thru service, roll out our Dynamic Interaction, Chat AI for Automotive, and expand the number of platforms on which our voice AI technology will be available, the potential utility of and market for our products and services, including our newly acquired products and services, and our ability to achieve revenue from our bookings backlog. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business strategy, including launching new product offerings and expanding information and technology capabilities;
•our market opportunity and our ability to acquire new customers and retain existing customers;
•the timing and impact of our growth initiatives on our future financial performance;
•our ability to integrate the businesses and operations from our recent acquisitions, including the LivePerson Acquisition (as hereinafter defined), with our current operations to realize the expected benefits of those acquisitions;
•unexpected costs, charges or expenses resulting from the acquisition of LivePerson;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,579	$248,490
Accounts receivable, net of allowances of $3,804 and $2,254 as of September 30, 2026 and December 31, 2025, respectively	50,562	32,336
Contract assets and unbilled receivable, net	37,391	38,189
Other current assets	26,310	10,114
Total current assets	321,842	329,129
Restricted cash equivalents, non-current	1,010	676
Investments	5,000	—
Right-of-use assets	4,580	3,791
Property and equipment, net	5,598	2,928
Goodwill	261,796	122,277
Intangible assets, net	324,514	181,395
Deferred tax asset	1,114	29
Contract assets and unbilled receivable, non-current, net	47,928	29,906
Other non-current assets	24,469	18,042
Total assets	$997,851	$688,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,676	$10,562
Accrued liabilities	60,306	26,325
Operating lease liabilities	1,978	1,812
Finance lease liabilities	168	332
Income tax liability	5,686	2,662
Deferred revenue	64,491	24,042
Convertible notes, current	3,785	—
Contingent acquisition liabilities (Note 16)	—	4,400
Other current liabilities	677	1,604
Total current liabilities	158,767	71,739
Operating lease liabilities, net of current portion	2,531	2,069
Deferred revenue, net of current portion	5,003	8,195
Contingent acquisition liabilities, net of current portion (Note 16)	4,400	129,227
Deferred tax liabilities	1,430	1,363
Income tax liability, net of current portion	7,132	2,254
Other non-current liabilities	12,330	9,540
Total liabilities	191,593	224,387
Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, aggregate liquidation preference of $0 and $0 as of September 30, 2026 and December 31, 2025, respectively	—	—
Class A Common Stock, $0.0001 par value; 755,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 456,399,737 and 390,070,691 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	43	37
Class B Common Stock, $0.0001 par value; 44,000,000 shares authorized; 32,535,408 shares issued and outstanding as of September 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,876,793	1,420,672
Accumulated deficit	(1,070,732)	(957,066)
Accumulated other comprehensive income	151	140
Total stockholders’ equity	806,258	463,786
Total liabilities and stockholders’ equity	$997,851	$688,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues(1)	$62,425	$42,049	$168,517	$113,861
Operating expenses:
Cost of revenues	41,143	24,128	105,563	68,660
Sales and marketing	18,216	16,381	54,066	44,225
Research and development	30,867	22,848	84,197	73,409
General and administrative	35,954	24,346	87,619	60,983
Change in fair value of contingent acquisition liabilities	(23,975)	66,245	(67,064)	(78,496)
Amortization of intangible assets	6,170	3,992	16,055	10,925
Total operating expenses	108,375	157,940	280,436	179,706
Loss from operations	(45,950)	(115,891)	(111,919)	(65,845)

Other (expense) income, net:
Interest expense	(44)	(153)	(176)	(557)
Other (expense) income, net	(189)	7,230	1,047	14,871
Total other (expense) income, net	(233)	7,077	871	14,314
Loss before (benefit from) provision for income taxes	(46,183)	(108,814)	(111,048)	(51,531)
(Benefit from) provision for income taxes	(362)	457	2,618	2,532
Net loss	$(45,821)	$(109,271)	$(113,666)	$(54,063)
Net loss attributable to SoundHound common shareholders	$(45,821)	$(109,271)	$(113,666)	$(54,063)

Other comprehensive loss:
Unrealized (losses) gains on investments	(8)	47	11	20
Comprehensive loss	$(45,829)	$(109,224)	$(113,655)	$(54,043)

Net loss per share:
Basic	$(0.10)	$(0.27)	$(0.26)	$(0.13)
Diluted	$(0.10)	$(0.27)	$(0.30)	$(0.14)

Weighted-average common shares outstanding:
Basic	454,512,160	409,783,470	435,623,278	401,325,300
Diluted	454,512,160	411,702,440	441,261,985	403,252,575

(1) Includes related party revenue from an investee company of $0.1 million and $7.6 million for the three and nine months ended September 30, 2026. Refer to Note 18, Related Party Transactions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended September 30, 2026
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	—	$—	403,287,100	$38	32,535,408	$3	$1,515,141	$(1,024,911)	$159	$490,430
Issuance of Class A common stock for equity incentive awards	—	—	3,121,077	—	—	—	92	—	—	92
Issuance of Class A common stock due to settlement of contingent acquisition liabilities, net of tax withholding	—	—	8,100,182	1	—	—	55,081	—	—	55,082
Issuance of Class A common stock in connection with the exercise of warrants	—	—	5	—	—	—	—	—	—	—
Issuance of Class A common stock upon acquisition of LivePerson	—	—	41,891,373	4	—	—	283,474	—	—	283,478
Stock-based compensation	—	—	—	—	—	—	23,005	—	—	23,005
Net loss	—	—	—	—	—	—	—	(45,821)	—	(45,821)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8)	(8)
Balances as of September 30, 2026	—	$—	456,399,737	$43	32,535,408	$3	$1,876,793	$(1,070,732)	$151	$806,258

Three Months Ended September 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	—	$—	373,055,866	$36	32,535,408	$3	$1,247,394	$(887,852)	$178	$359,759
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	9,018,114	1	—	—	123,303	—	—	123,304
Issuance of Class A common stock for equity incentive awards	—	—	4,224,931	—	—	—	4,467	—	—	4,467
Issuance of Class A common stock in connection with the exercise of warrants	—	—	1,380	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	—	—	20,914	—	—	20,914
Net loss	—	—	—	—	—	—	—	(109,271)	—	(109,271)
Other comprehensive income	—	—	—	—	—	—	—	—	47	47
Balances as of September 30, 2025	—	$—	386,300,291	$37	32,535,408	$3	$1,396,094	$(997,123)	$225	$399,236

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

Nine Months Ended September 30, 2026
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	—	$—	390,070,691	$37	32,535,408	$3	$1,420,672	$(957,066)	$140	$463,786
Issuance of Class A common stock for equity incentive awards	—	—	9,857,825	—	—	—	4,015	—	—	4,015
Issuance of Class A common stock due to settlement of contingent acquisition liabilities, net of tax withholding	—	—	8,346,943	1	—	—	57,109	—	—	57,110
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	6,232,900	1	—	—	47,461	—	—	47,462
Issuance of Class A common stock in connection with the exercise of warrants	—	—	5	—	—	—	—	—	—	—
Issuance of Class A common stock upon acquisition of LivePerson	—	—	41,891,373	4	—	—	283,474	—	—	283,478
Stock-based compensation	—	—	—	—	—	—	64,062	—	—	64,062
Net loss	—	—	—	—	—	—	—	(113,666)	—	(113,666)
Other comprehensive loss	—	—	—	—	—	—	—	—	11	11
Balances as of September 30, 2026	—	$—	456,399,737	$43	32,535,408	$3	$1,876,793	$(1,070,732)	$151	$806,258

Nine Months Ended September 30, 2025
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	361,096,457	$35	32,535,408	$3	$1,125,470	$(943,060)	$205	$182,653
Issuance of Class A common stock under the Second Equity Distribution Agreement, net of issuance costs	—	—	13,913,014	2	—	—	197,276	—	—	197,278
Issuance of Class A common stock for equity incentive awards	—	—	10,815,829	—	—	—	7,233	—	—	7,233
Issuance of Class A common stock in connection with the exercise of warrants	—	—	2,490	—	—	—	29	—	—	29
Issuance of Class A common stock due to settlement of contingent holdback consideration in connection with SYNQ3 Acquisition	—	—	472,501	—	—	—	3,922	—	—	3,922
Stock-based compensation	—	—	—	—	—	—	62,164	—	—	62,164
Net loss	—	—	—	—	—	—	—	(54,063)	—	(54,063)
Other comprehensive income	—	—	—	—	—	—	—	—	20	20
Balances as of September 30, 2025	—	$—	386,300,291	$37	32,535,408	$3	$1,396,094	$(997,123)	$225	$399,236

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(113,666)	$(54,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,391	24,086
Stock-based compensation	61,020	60,956
Loss on disposal of property and equipment	—	42
Non-cash lease amortization	2,459	2,141
Amortization of capitalized commissions	1,064	990
Bad debt expenses	3,794	—
Foreign currency gain/loss from remeasurement	528	(555)
Change in fair value of contingent acquisition liabilities	(67,064)	(78,496)
Change in fair value of derivative	3,211	(7,275)
Deferred income taxes	(1,547)	—
Other, net	(178)	3,118
Changes in operating assets and liabilities:
Accounts receivable, net	12,268	7,254
Other current assets	(3,069)	(4,040)
Contract assets	(17,032)	(15,543)
Other non-current assets	3	(3,480)
Accounts payable	426	(1,764)
Accrued liabilities	10,086	(1,329)
Contingent acquisition liabilities	(1,335)	—
Other current liabilities	(130)	(2,742)
Operating lease liabilities	(2,465)	(1,972)
Deferred revenue	(21,115)	(8,743)
Other non-current liabilities	2,365	5,079
Net cash used in operating activities	(95,986)	(76,336)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(1,125)	(526)
Capitalized software development costs	(7,718)	(1,837)
Purchase of equity investment	(5,000)	—
Payment related to asset acquisition	(28,023)	—
Payment related to acquisitions, net of cash acquired	—	(54,602)
Cash acquired in the acquisition of LivePerson, net of cash paid	51,669	—
Net cash provided by (used in) investing activities	9,803	(56,965)

Cash flows provided by financing activities:
Proceeds from sales of Class A common stock under the Second Equity Distribution Agreement	48,481	201,519
Proceeds from exercise of stock options and employee stock purchase plan	4,015	7,233
Proceeds from warrants exercised	—	29
Payment of financing costs associated with the Second Equity Distribution Agreement	(970)	(4,030)
Payment on convertible notes	(1,237)	—
Payment to settle contingent acquisition liabilities	(3,538)	(198)
Payment to settle deferred holdback liabilities	(1,150)	—
Payments on finance leases	(286)	(39)
Net cash provided by financing activities	45,315	204,514
Effects of exchange rate changes on cash	291	(257)
Net change in cash, cash equivalents, and restricted cash equivalents	(40,577)	70,956
Cash, cash equivalents, and restricted cash equivalents, beginning of period	249,166	198,916
Cash, cash equivalents, and restricted cash equivalents, end of period	$208,589	$269,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUNDHOUND AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)
(Unaudited)

Reconciliation to amounts on the condensed consolidated balance sheets:
Cash and cash equivalents	$207,579	$268,936
Non-current portion of restricted cash equivalents	1,010	936
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$208,589	$269,872

Supplemental disclosures of cash flow information:
Cash paid for interest	$37	$33
Cash paid for income taxes, net	$2,560	$2,741

Noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,886	$—
Issuance of Class A Common Stock to settle contingent acquisition liabilities	$57,109	$3,922
Fair value of deferred cash consideration under Interactions acquisition	$—	$1,150
Fair value of contingent earnout consideration under Interactions acquisitions	$—	$9,900
Fair value of Class A common stock issued to acquire LivePerson	$283,478	$—
Deferred offering costs reclassified to additional paid-in capital	$49	$210
Stock-based compensation included in capitalized software development costs	$3,042	$1,208

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
On January 3, 2024, the Company completed the acquisition of Synq3, Inc. (“SYNQ3”) in a cash and stock transaction. On June 14, 2024, the Company completed an immaterial acquisition in a cash transaction. On August 6, 2024, the Company completed the acquisition of Amelia Holdings, Inc. (“Amelia”) in a cash and stock transaction. On September 3, 2025, the Company completed the acquisition of Interactions Corporation (“Interactions”) in a cash transaction. On September 4, 2026, the Company completed its acquisition of LivePerson, Inc. (“LivePerson”) in a primarily stock-based transaction. Refer to Note 3 for additional information.
Going Concern
Since inception, the Company has generated recurring losses as well as negative operating cash flows in the annual financial statements. As of September 30, 2026, the Company had an accumulated deficit of $1,070.7 million. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings.
Total unrestricted cash and cash equivalents on hand as of September 30, 2026 was $207.6 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. The Company's unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements as filed in the Company’s Form 10-K, which was originally filed with the Securities and Exchange Commission ("SEC") on March 2, 2026 and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements and in the opinion of management, all adjustments, consisting of normal recurring adjustments,

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
considered necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026, and 2025, and cash flows for the nine months ended September 30, 2026 and 2025 have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the fiscal year ending December 31, 2026 or any future interim period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Significant Accounting Policies
With the exception of the significant accounting policies disclosed below, there have been no material changes to our significant accounting policies disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Investments
Equity investments that are neither consolidated nor accounted for under the equity method are accounted for in accordance with ASC Topic 321, Investments – Equity Securities (“ASC 321”). For equity investments that do not have a readily determinable fair value and do not qualify for the net asset value practical expedient, the Company has elected the measurement alternative, under which the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The election is made on an investment-by-investment basis.
The Company performs a qualitative assessment each reporting period to evaluate whether an investment measured under the measurement alternative is impaired. Impairment indicators considered include a significant deterioration in the earnings performance or business prospects of the investee, a significant adverse change in the regulatory, economic or technological environment in which the investee operates, a significant adverse change in the general market condition of the geographical area or industry in which the investee operates, a bona fide offer to purchase or sell the same or a similar investment for an amount less than the carrying amount of the investment, and factors that raise significant concerns about the investee's ability to continue as a going concern. If the qualitative assessment indicates that the investment is impaired, the Company estimates the fair value of the investment and recognizes an impairment in net income equal to the amount by which the carrying amount exceeds fair value. The Company also monitors for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Dividends received on equity investments are recognized in other (expense) income, net, when the Company’s right to receive payment is established.
Impairments and adjustments resulting from observable price changes are recognized in other (expense) income, net.
Convertible Notes
In connection with the acquisition of LivePerson, the Company assumed the remaining principal of 0% Convertible Senior Notes due 2026 (the "2026 Notes"), which were recognized at their acquisition-date fair value in accordance with ASC 805, Business Combinations. Acquisition accounting establishes a new basis of accounting for the instrument, and any unamortized debt discount, premium or issuance costs recognized by the acquiree prior to the acquisition date are not carried forward.
The Company evaluates convertible notes at the acquisition date, and upon any subsequent modification, to determine whether any embedded features are required to be separated from the host contract and accounted for as derivatives under ASC 815, Derivatives and Hedging. In performing this evaluation, the Company assesses whether each embedded feature is clearly and closely related to the debt host and, for embedded conversion features, whether the feature would meet the scope exception in ASC 815-40 for contracts that are both indexed to the Company's own equity and would be classified in

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
stockholders' equity if freestanding. Convertible notes for which no embedded feature requires separate accounting are accounted for as a single liability instrument.
Convertible notes are subsequently measured at amortized cost. Where the acquisition-date fair value differs from the principal amount payable at maturity, the difference is accreted to interest expense over the remaining term of the instrument using the effective interest method. Where the acquisition-date fair value equals the principal amount, no discount or premium arises and no amount is accreted. Convertible notes are classified as current liabilities when the scheduled maturity date is within twelve months of the balance sheet date or when holders have a currently exercisable right to require the Company to repurchase the notes. Gains and losses on the extinguishment of convertible notes are measured as the difference between the reacquisition price and the net carrying amount of the notes extinguished and are recognized in other (expense) income, net.
Foreign Currency
The Company's reporting currency is the U.S. dollar. The functional currency of each of the Company's subsidiaries is the currency of the primary economic environment in which that subsidiary operates, determined by reference to the economic indicators in ASC 830, Foreign Currency Matters.
In connection with the LivePerson Acquisition, the Company reassessed the functional currency of LivePerson's foreign subsidiaries in light of the changes in their operations resulting from the acquisition and the Company's integration of those operations, including the centralization of cash management and funding with the Company and the determination of pricing by reference to worldwide competitive conditions. As a result of that reassessment, the functional currency of substantially all of LivePerson's foreign subsidiaries is the U.S. dollar. The functional currency of one subsidiary located in Australia remains the Australian dollar, as it sells locally developed products into a local market, incurs its operating costs in Australian dollars and is funded through locally generated cash flows.
For subsidiaries whose functional currency is the U.S. dollar but whose books and records are maintained in a local currency, financial statements are remeasured into U.S. dollars. Monetary assets and liabilities are remeasured at exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities, primarily property and equipment, operating lease right-of-use assets, intangible assets and deferred revenue, are remeasured at historical exchange rates. Revenues and expenses are remeasured at average exchange rates for the period, except for amounts related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement gains and losses are recognized in other (expense) income, net, in the condensed consolidated statements of operations and comprehensive loss.
For subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosures in the condensed consolidated financial statements and accompanying notes. Such estimates include revenue recognition, allowance for credit losses, software development costs, accrued liabilities, derivative and warrant liabilities, calculation of the incremental borrowing rate, financial instruments recorded at fair value on a recurring basis, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, the determination of the functional currency of the Company’s foreign operations, probability of achievement of revenue estimates related to contingent earnout consideration and performance-based equity awards, valuation of deferred tax assets and uncertain tax positions and the fair value of common stock and other assumptions used to measure stock-based compensation expense. The purchase price allocation for the acquisition of LivePerson is preliminary and is subject to change during the measurement period, which may extend up to one year from the acquisition date, as the Company completes its valuations of the assets acquired and liabilities assumed and obtains additional information, including with respect to income taxes. The measurement period for the acquisition of Interactions closed during the second quarter of 2026 and no significant

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
estimates were changed by management during the three and nine months ended September 30, 2026 and 2025. The Company bases its estimates on historical experience, the current economic environment, and on assumptions it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ materially from those estimates.
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
As of September 30, 2026, accounts receivable from Customer A accounted for 15% of the Company’s accounts receivable balance. As of December 31, 2025, there was no customer that accounted for more than 10% of the Company’s accounts receivable balance.
As of September 30, 2026, unbilled receivables from Customer B, C, D, and E accounted for 18%, 17%, 15%, and 15% of the Company’s unbilled receivables balance, respectively. As of December 31, 2025, unbilled receivables from Customer B, D, E, F, and G accounted for 14%, 23%, 16%, 17%, and 13% of the Company’s unbilled receivables balance, respectively.
For the three and nine months ended September 30, 2026, there was no customer that accounted for more than 10% of the Company's revenue.
For the three months ended September 30, 2025, Customer H accounted for 12% of the Company's revenue. For the nine months ended September 30, 2025, there was no customer that accounted for more than 10% of total revenue.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually on October 1st unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and nine months ended September 30, 2026 and September 30, 2025.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06. The standard amends certain aspects of the accounting for and disclosure of internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development under ASC 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied prospectively, retrospectively, or with a modified transition approach to financial statements issued for reporting periods after the effective date of this ASU. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued Accounting Standards Update No. 2025-11. The standard is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard; however, it does not expect that the standard will have a material impact on its condensed consolidated financial statements and related disclosures.
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
In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of September 30, 2026. See Note 16 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of shares associated with the holdback.

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

For the three and nine months ended September 30, 2026, the Company recognized a loss of zero and $0.4 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.

For the three and nine months ended September 30, 2025, the Company recognized a gain of zero and $8.7 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2026, the 2024 revenue target was not met, but the 2025 revenue target was met. On March 3, 2026, the Company paid $0.1 million in cash and issued 246,761 shares of Class A Common Stock to settle the 2025 portion of the Contingent SYNQ3 Earnout Consideration. The Company assessed the 2026 revenue target as not probable of being met.

Restricted stock awards

The 2,033,156 restricted shares of the Company's Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 12 to our unaudited condensed consolidated financial statements for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
up to 16,822,429 shares to the selling shareholders based on achievement of certain revenue targets in fiscal years 2025 and 2026 (the "Amelia Contingent Earnout Consideration). The fair value of the purchase consideration was $98.6 million.

Escrow Consideration
The Company accounted for the Escrow Consideration as equity-classified shares issued as part of the consideration transferred. The Company recorded an indemnification asset of $1.4 million under other non-current assets related to assumed sales tax and litigation contingent liabilities that existed prior to the Amelia Acquisition Date and are covered by the Company’s indemnification rights provided by the sellers. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. In September 2026, 297,366 shares of the Company’s Class A Common Stock were released to the selling shareholders from the escrow account, and 1,478,333 shares remained in escrow as of September 30, 2026. See Note 16 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares within the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration

The Company also agreed to pay up to 16,822,429 shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026 (the “Contingent Amelia Earnout Consideration”). The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company’s condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss.
For the three and nine months ended September 30, 2026, the Company recognized a gain of $24.0 million and $65.4 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
For the three and nine months ended September 30, 2025, the Company recognized a loss of $65.9 million and a gain of $70.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
As of September 30, 2026, the 2025 revenue target was met. In July 2026, the Company issued 8,126,674 shares of Class A Common Stock to the selling shareholders of the Amelia Acquisition to settle the 2025 portion of the Contingent Amelia Earnout Consideration. The Company assessed the 2026 revenue target as not probable of being met.

Measurement Period Adjustment

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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The indemnity holdback consideration of $0.2 million was recorded within other current liabilities, which was withheld for a period of 12 months subsequent to the Interactions Acquisition Date (the "Interactions Indemnity Holdback Consideration") and was paid to Interactions' former stockholders during the three months ended September 30, 2026.

Contingent Interactions Earnout Consideration

The Company also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026 (the "Contingent Interactions Earnout Consideration"). The Company accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the Company's condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three and nine months ended September 30, 2026, the Company recognized a gain of zero and $2.1 million, respectively, related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income loss. For the three and nine months ended September 30, 2025, the Company recognized a loss of $0.3 million related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive income loss.
On January 23, 2026, the Company paid $4.7 million to the selling shareholders of the Interaction Acquisition to settle a portion of the Contingent Interactions Earnout Consideration due to the achieved renewal of an existing contract with a

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
specific customer. As of September 30, 2026, the Company assessed the 2026 revenue target as not probable of being met, but the 2027 revenue targets as probable of being met.
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

The purchase accounting was completed as of June 30, 2026.

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

As of September 30, 2026, the Company incurred $5.5 million in acquisition related expenses, of which $0.5 million were incurred during the nine months ended September 30, 2026 and recorded as general and administration expenses in the condensed consolidated statements of operations and comprehensive loss.

LivePerson Acquisition

On September 4, 2026 (the "LivePerson Acquisition Date"), the Company acquired all of the issued and outstanding equity of LivePerson (the "LivePerson Acquisition"), a provider of digital customer engagement and conversational AI software serving enterprise customers across retail, financial services, telecommunications, healthcare and consumer industries. The fair value of the preliminary purchase consideration was $289.8 million.
The LivePerson Acquisition was effected pursuant to the Agreement and Plan of Merger entered into on April 21, 2026 (the "Original Merger Agreement"), which was amended and restated on July 2, 2026 by the Amended and Restated Merger Agreement (the "Amended Merger Agreement"). Under the Amended Merger Agreement, the acquisition was structured as two successive mergers: a wholly owned merger subsidiary of the Company merged with and into LivePerson, with LivePerson surviving (the "First Merger"), and immediately following the First Merger, LivePerson merged with and into a second wholly owned merger subsidiary of the Company, which survived as an indirect wholly owned subsidiary of the Company (the "Second Merger"). The two-step structure was adopted so that holders of LivePerson common stock held through the Tel Aviv Stock Exchange Clearing House (the "TASE Shares") could receive cash rather than shares of the Company's Class A Common Stock.
On September 4, 2026, the LivePerson Acquisition Date, at the effective time of the First Merger, each share of LivePerson common stock outstanding immediately prior to that time, other than TASE Shares, was converted into the right to receive 0.4673 shares of the Company's Class A Common Stock. At the effective time of the Second Merger, each TASE Share was converted into the right to receive $3.31 in cash. The Company issued 4,974,627 shares of its Class A Common Stock with a fair value of $33.5 million based on the closing market price of $6.74 per share on the LivePerson Acquisition Date, and paid $5.8 million in cash to former holders of LivePerson common stock. The fair value of equity issued as part of the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
consideration paid was determined on the basis of the closing market price of the Company's shares on the LivePerson Acquisition Date.
The LivePerson Acquisition did not include any holdback, escrow or contingent earnout consideration.
Settlement of LivePerson Secured Notes
Concurrently with the execution of the Original Merger Agreement, the Company entered into a notes restructuring agreement (the "Notes Restructuring Agreement") with LivePerson and each of the holders (the "Secured Holders") of LivePerson's First Lien Convertible Senior Secured Notes due 2029 and LivePerson's Second Lien 10.0% Senior Subordinated Secured Notes due 2029 (together, the "Secured Notes"), pursuant to which the Secured Holders agreed to release and deem satisfied the Secured Notes in exchange for a combination of the Company’s Class A Common Stock and cash. On the LivePerson Acquisition Date, the Company issued an aggregate of 36,894,839 shares of its Class A Common Stock to the Secured Holders, of which 25,142,335 shares were issued to the holders of the First Lien Convertible Senior Secured Notes due 2029 and 11,752,504 shares to the holders of the Second Lien 10.0% Senior Subordinated Secured Notes due 2029. The Secured Holders also received cash of $5.8 million, of which $0.5 million was paid by the Company at closing and the remainder by LivePerson. The amount paid by the Company represented the portion of LivePerson’s cash at closing in excess of the minimum cash balance specified in the Notes Restructuring Agreement, which was allocated to the Secured Holders under that agreement.
The Company concluded that the settlement of the Secured Notes pursuant to the Notes Restructuring Agreement was contingent upon and effected contemporaneously with the closing, extinguished pre-existing obligations of LivePerson, and was an integral part of the exchange for control of LivePerson. Accordingly, the fair value of the consideration issued and paid by the Company to the Secured Holders has been included in the purchase consideration for the LivePerson Acquisition.
In connection with the closing, the Company also entered into a Registration Rights Agreement, dated September 4, 2026, with the Secured Holders, pursuant to which the Company agreed to register the resale of the shares of Class A Common Stock issued to the Secured Holders. The Company satisfied this obligation on the LivePerson Acquisition Date.
LivePerson 2026 Convertible Notes
In connection with the LivePerson Acquisition, the Company assumed the remaining $5.0 million aggregate principal amount of LivePerson's 2026 Notes, which were recognized at their acquisition-date fair value of $5.0 million. The consummation of the LivePerson Acquisition constituted a Fundamental Change under the Indenture governing the 2026 Notes, entitling holders to require repurchase at 100% of principal. See Note 8 to our unaudited condensed consolidated financial statements for more information on the 2026 Notes.
Replacement Equity Awards
At the effective time of the First Merger, each outstanding option to purchase shares of LivePerson common stock was cancelled for no consideration, and each outstanding LivePerson warrant was cancelled for no consideration. Each outstanding LivePerson restricted stock unit held by a non-employee director of LivePerson, and each LivePerson restricted stock unit that was vested but unsettled, was converted into the right to receive the merger consideration. Each other outstanding LivePerson restricted stock unit was assumed by the Company and converted into a restricted stock unit denominated in shares of the Company's Class A Common Stock, with the number of shares subject to each such award adjusted by the exchange ratio and otherwise subject to substantially the same terms and vesting conditions (the "Replacement Awards").
The Company allocated the fair value of the Replacement Awards as of the LivePerson Acquisition Date between pre-combination and post-combination service in accordance with ASC 805. The portion attributable to pre-combination service of $1.3 million was included in purchase consideration, and the portion attributable to post-combination service will be recognized as stock-based compensation expense over the remaining requisite service period. See Note 12 to our

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
unaudited condensed consolidated financial statements for more information on stock-based awards assumed in connection with the LivePerson Acquisition.

Preliminary purchase price allocation

The preliminary purchase price allocation was performed as of September 4, 2026 and allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

Preliminary: Sep 4, 2026
Cash paid to selling shareholders and Secured Holders	$6,280
Fair value of shares issued to selling shareholders	33,529
Fair value of shares issued to settle the Senior Notes	248,671
Fair value of replacement equity awards attributable to pre-combination services	1,304
Purchase price	289,784

Assets acquired:
Cash and cash equivalents	57,975
Accounts receivable	32,201
Contract assets and unbilled receivable, current, net	2,331
Other current assets	14,240
Property and equipment	3,215
Right-of-use assets	37
Deferred tax assets, net	734
Other assets	311
Intangible assets	146,200
Total identified assets acquired	257,244

Liabilities assumed:
Accounts payable	10,702
Accrued liabilities	30,703
Operating lease liability, current	42
Convertible notes, current	5,022
Other current liabilities	328
Deferred revenue, current	58,372
Deferred tax liabilities	1,263
Other liabilities, non-current	547
Total liabilities assumed	106,979

Fair value of identifiable net assets acquired	$150,265
Goodwill acquired on acquisition	$139,519

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
systems. The transaction is considered a taxable business combination; however, it did not result in a step-up in the tax basis of the acquired assets, and accordingly the goodwill recognized is not deductible for tax purposes.

The purchase accounting is not yet complete as of September 30, 2026 and as such, the final allocation among purchase consideration, intangible assets, net assets acquired and goodwill may be subject to change. Any adjustments to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize the purchase price allocation within 12 months from the acquisition date.

The following table summarizes the fair values of the identifiable intangible assets acquired (in thousands):

	Useful life	Fair value
Intangible Assets:	(in years)	at acquisition
Customer relationships	12.0	$95,400
Developed technology	3.0	41,800
Trademark	2.0	5,800
In-process research and development	Indefinite	3,200
		$146,200

The fair values of the identifiable intangible assets acquired were estimated using the income approach, with the exception of in-process research and development, which was estimated using the cost approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Customer relationships were valued under the multi-period excess earnings method, which assumes that the value of the intangible asset is equal to the present value of the incremental after-tax cash flows attributable specifically to the customer relationships, after deducting contributory asset charges for the assets that support those cash flows. Developed technology and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. In-process research and development was valued under the cost approach, which estimates fair value based on the estimated cost to recreate the asset, including development costs, a profit markup, and an opportunity cost reflecting the return required over the development period.
The present value of projected cash flows included significant judgment and assumptions regarding (a) the projected revenues, attrition rate, contributory asset charges, and the discount rate for the customer relationships, (b) the projected revenues, revenue migration curve, royalty rate, and the discount rate for the developed technology, and (c) the projected revenues, royalty rate, and the discount rate for the trade name. The estimated fair value of in-process research and development reflects significant judgment regarding the estimated development effort and cost required to recreate the technology, the profit markup, and the required rate of return applied over the development period.

As of September 30, 2026, the Company incurred $12.0 million in acquisition related expenses, of which $7.0 million and $12.0 million were incurred during the three and nine months ended September 30, 2026, respectively, and recorded as general and administration expenses in the condensed consolidated statements of operations and comprehensive loss.

Acquiree's financial information and unaudited pro forma financial information

The financial results of Interactions and LivePerson are included in these unaudited condensed consolidated financial statements from the date of the acquisition. Interactions contributed revenue of $5.5 million and net income of $0.3 million to the Company for the three and nine months ended September 30, 2025. LivePerson contributed revenue of $13.6 million and net loss of $1.6 million to the Company for the three and nine months ended September 30, 2026.

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the Interactions acquisition was completed on January 1, 2024 and the LivePerson acquisition was completed on January 1, 2025, the beginning of the comparable prior annual reporting period.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Unaudited
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Revenue	$112,626	$341,096
Net loss attributable to SoundHound AI, Inc.	$(115,800)	$(104,870)

The following table includes unaudited pro forma financial information that presents combined results of the Company as if the LivePerson acquisition was completed on January 1, 2025, the beginning of the comparable prior annual reporting period.

	Unaudited
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Revenue	$95,157	$310,701
Net loss attributable to SoundHound AI, Inc.	$(27,828)	$(103,332)

The unaudited pro forma financial information includes the combined historical operating results of the Company, Interactions, and LivePerson prior to the acquisition, with adjustments to give effect for the acquisitions and related events. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset; the elimination of Interactions' historical amortization of deferred project costs, internally developed software and deferred commissions, and LivePerson's historical amortization of contract acquisition costs and internal-use software development cost; the elimination of the historical interest expense of Interactions and LivePerson on debt that was settled in connection with the acquisitions; the elimination of LivePerson’s historical gain due on the change in fair value of warrants, gain on troubled debt restructuring, and impairment of goodwill; and incremental transaction costs related to the acquisitions. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

The Company did not have any material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Other Acquisition
On May 12, 2026 (the “MIPA Closing Date”), the Company completed an asset acquisition by entering into a Membership Interest Purchase Agreement (the “MIPA Agreement”) with a private company to purchase its outstanding membership interests, and agreed to pay up to $30.2 million in cash, adjusted by any reduction amount defined by the MIPA Agreement. As part of the total purchase consideration, the Company recorded a deferred holdback liability of $1.5 million within other current liabilities, payable to the seller based on a historic performance target achieved as of the MIPA Closing Date. The Company paid $26.1 million to the seller during the three months ended June 30, 2026. Upon expiration of the adjustment period under the MIPA Agreement during the three months ended September 30, 2026, the Company paid the $1.5 million deferred holdback to the seller. As of September 30, 2026, the Company has paid $27.6 million to the seller under the MIPA Agreement, and no deferred holdback liability remains outstanding.
The Company also agreed to contingent earnout consideration in cash based on achievement of certain performance-based milestones in two tranches at the first and second anniversaries of the MIPA Closing Date (the "Contingent MIPA Earnout Consideration"). Considering the achievement of underlying performance-based metrics over the two-year measurement period cannot be predicted with sufficient reliability, and the amounts payable are not reasonably estimable, no Contingent MIPA Earnout Consideration was recognized as of the MIPA Closing Date or September 30, 2026. When the contingency is subsequently resolved and the Contingent MIPA Earnout Consideration becomes probable and reasonably estimable, the

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contingent MIPA Earnout Consideration shall be recorded as an adjustment to the cost basis of the acquired intangible asset.
The total purchase price of $28.0 million, which includes $0.4 million of direct transaction costs capitalized was allocated to the identifiable intangible assets acquired on a relative fair value basis. The corresponding customer relationships are being amortized on a straight-line basis over their estimated useful life of 9 years.
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
The Company has the following performance obligations in contracts with customers:
Hosted Services
Hosted services, along with non-distinct customization, integration, maintenance and support professional services, allow customers to access the Houndify, Amelia Software Platform, Virtual Assistance, and Conversational Cloud applications (collectively, “the Cloud Applications”) over the contract period without taking possession of the software.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For distinct professional services determined to be recognized over-time, measuring the stage of completion of a project requires significant judgment and estimates and is based on either input or output measures. During the three and nine months ended September 30, 2026, $11.4 million and $23.8 million, respectively, of professional service revenue was recognized over time, with the remaining $0.2 million and $0.5 million, respectively, recognized at a point in time when the performance obligation was fulfilled, and control of the service was transferred to the customer. During the three and nine months ended September 30, 2025, $3.7 million and $10.0 million, respectively, of professional service revenue was recognized over time, with the remaining $0.1 million and $0.4 million, respectively, recognized at a point in time when the performance obligation was fulfilled and control of the service was transferred to the customer.
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
•Industry standards;
•Major product groupings; and

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and nine months ended September 30, 2026 and 2025, revenue under each performance obligation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hosted services	$43,297	$27,673	$107,489	$70,545
Professional services	11,640	3,859	24,349	10,432
Licensing	7,423	10,403	36,476	32,543
Monetization	65	114	203	341
Total	$62,425	$42,049	$168,517	$113,861
For the three and nine months ended September 30, 2026 and 2025, the disaggregated revenue by geographic location* was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$44,151	$29,994	$113,066	$71,341
China	2,100	4,000	11,070	11,519
Other	16,174	8,055	44,381	31,001
Total	$62,425	$42,049	$168,517	$113,861
*Revenue by geographic region is allocated to individual countries based on the billing location of the customer. The end customer location may be different than the customer's billing location. The ‘Other’ category is composed of geographic regions with sales less than 10% of the consolidated revenue.
For the three and nine months ended September 30, 2026 and 2025, the disaggregated revenue by recognition pattern was as follows (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Over time revenue	$55,823	$32,178	$134,253	$82,664
Point-in-time	6,602	9,871	34,264	31,197
Total	$62,425	$42,049	$168,517	$113,861
The Company also disaggregates revenue by service type. This disaggregation consists of Product Royalties, Service Subscriptions and Monetization. Product Royalties revenues are derived from Houndified Products, which are voice-enabled tangible products across the automotive and consumer electronics industries. Revenues from Product Royalties are based on volume, usage or life of the products, which are driven by number of devices, users or unit of time. Service Subscription revenues are primarily generated through the Cloud Applications, which include customer services, food ordering, content, appointments and voice commerce, autonomous business workflows, and IT systems analysis. Subscription revenues are derived from monthly fees based on fixed fees, usage-based revenue, revenue per query or revenue per user. Houndified Products and the Cloud Applications may include professional services that develop and customize the product or application to fit customers’ specific needs, and any post-contract support for on-premise solutions. Revenues from Monetization are generated from the SoundHound music identification app and are primarily attributable to user ad impression revenue.
For the three and nine months ended September 30, 2026 and 2025, the disaggregated revenue by service type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service subscriptions	$54,743	$33,932	$137,509	$90,562
Product royalties	7,617	8,003	30,805	22,958
Monetization	65	114	203	341
Total	$62,425	$42,049	$168,517	$113,861
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
The contract asset and unbilled accounts receivable, net as of September 30, 2026 and December 31, 2025 consists of the following (in thousands):

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Balance Sheet Presentation	September 30, 2026	December 31, 2025
Unbilled account receivables - current	Contract assets and unbilled receivables, net	$20,085	$17,728
Contract assets - current	Contract assets and unbilled receivables, net	17,306	20,461
Unbilled account receivables - non-current	Contract assets and unbilled receivables, non-current, net	27,739	12,988
Contract assets - non-current	Contract assets and unbilled receivables, non-current, net	20,189	16,918
The change in the Company's unbilled accounts receivable and contract assets during the current period was primarily the result of new contracts, customer invoicing, and the performance of the Company's contracts. The Company has not recorded any specific asset impairment charges related to contract assets during the periods presented in the unaudited condensed consolidated financial statements.
Revenues recognized included in the balances of the deferred revenue at the beginning of the reporting period were $8.2 million and $20.1 million, respectively, for the three and nine months ended September 30, 2026 as compared to $11.1 million and $21.6 million, respectively for the three and nine months ended September 30, 2025.
As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $191.4 million. Given the applicable contract terms, $143.2 million is expected to be recognized as revenue within one year, $45.7 million is expected to be recognized between 2 to 5 years and the remainder of $2.5 million is expected to be recognized after 5 years. This amount does not include contracts to which the customer is not committed, contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed or future sales-based or usage-based royalty payments in exchange for access to the Company’s hosted services. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services or contract modifications.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying value of goodwill including the effect of measurement period adjustments for the nine months ended September 30, 2026 and 2025, were as follows (in thousands):

Balance as of December 31, 2025	$122,277
Measurement period adjustment	—
Acquisition of LivePerson	139,519
Balance as of September 30, 2026	$261,796

Balance as of December 31, 2024	$101,704
Measurement period adjustment	(494)
Acquisition of Interactions	21,067
Balance as of September 30, 2025	$122,277

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed from the acquired entities at their fair value as of the date of acquisition, with the excess

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

		September 30, 2026
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$159,440	$39,919	$119,521
Customer relationships	3.0 - 12.0	224,483	32,649	191,834
Tradename	2.0 - 5.0	15,070	5,111	9,959
Conversation data	2.5	1,285	1,285	—
In-process research and development	Indefinite	$3,200	$—	$3,200
Total		$403,478	$78,964	$324,514

		December 31, 2025
	Useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.0 - 7.0	$117,640	$24,871	$92,769
Customer relationships	3.0 - 7.0	101,060	18,422	82,638
Tradename	2.0 - 5.0	9,270	3,538	5,732
Conversation data	2.5	1,285	1,029	256
Total		$229,255	$47,860	$181,395
Amortization expense of intangible assets was $11.9 million and $31.1 million for the three and nine months ended September 30, 2026, respectively. This expense was recorded as $5.7 million and $15.0 million within cost of revenues for the three and nine months ended September 30, 2026, respectively. Amortization expense of intangible assets was $8.3 million and $23.4 million for the three and nine months ended September 30, 2025, respectively. This expense was recorded as $4.3 million and $12.5 million within cost of revenues for the three and nine months ended September 30, 2025, respectively.
Future amortization expense of intangible assets held as of September 30, 2026, is as follows (in thousands):

Year ending December 31,
2026	$16,339
2027	62,826
2028	60,066
2029	52,896
2030	40,152
Thereafter	89,035
Total	321,314
In addition, as of September 30, 2026, the Company had an indefinite-lived intangible asset of $3.2 million related to in-process research and development acquired in the LivePerson Acquisition, which is not subject to amortization.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6. INVESTMENTS
On June 15, 2026, the Company entered into an Investment and Shareholders Agreement to subscribe for Class A Preferred shares of a privately held company, a provider of contact-center and business process outsourcing services, for $5.0 million in cash. Completion of the subscription was subject to the satisfaction of conditions precedent, including corporate and regulatory approvals and registration of the investee's amended bylaws, and the parties agreed to use best efforts to close within 60 calendar days following signing. No amounts were funded at signing, and the Company recognized no investment as of June 30, 2026.
On July 29, 2026, the conditions precedent were satisfied and the Company funded the $5.0 million subscription price in cash, acquiring 166,658 Class A Preferred shares representing approximately 11.8% of the investee on a fully diluted basis.
The Class A Preferred shares do not have a readily determinable fair value and the net asset value practical expedient is not available. The investment does not qualify for the equity method of accounting because the Class A Preferred shares are not in-substance common stock. Accordingly, the Company has elected the measurement alternative in ASC 321 and carries the investment at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The Company evaluates the investment for impairment each reporting period by considering qualitative indicators, including the investee's earnings and cash flow performance relative to plan, adverse changes in the regulatory, economic or technological environment, adverse changes in the general market condition of the investee's geography or industry, and the terms of any subsequent financing transactions by the investee. The Company also monitors for observable price changes in orderly transactions for identical or similar investments of the same issuer.
The Company did not identify any impairment or any observable price changes during the three and nine months ended September 30, 2026. The carrying amount of the investment was $5.0 million as of September 30, 2026, and there were no upward adjustments and no impairments or downward adjustments, either during the periods presented or cumulatively since acquisition.
Because the investment is not measured at fair value in the Company's condensed consolidated balance sheets, it is not categorized within the fair value hierarchy.
The Company is a related party of the investee. See Note 18 to our unaudited condensed consolidated financial statements for more information on transactions with the investee.
NOTE 7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation expenses	$20,878	$13,949
Accrued vendor payables	28,371	8,682
Accrued litigation liabilities	5,140	3,045
Accrued legal liabilities	4,307	485
Other accrued liabilities	1,610	164
	$60,306	$26,325

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8. CONVERTIBLE NOTES
2026 Convertible Notes
In connection with the LivePerson Acquisition on September 4, 2026, the Company assumed obligations related to LivePerson’s 0% Convertible Senior Notes due 2026 (the “2026 Notes”), which were originally issued by LivePerson in December 2020 pursuant to an indenture between LivePerson and the trustee named therein (the “Indenture”). In accordance with the acquisition method of accounting, these obligations were recognized at their acquisition-date fair value of $5.0 million.
In September 2026, subsequent to the LivePerson Acquisition, the Company settled $1.2 million of the aggregate $5.0 million in obligations assumed. As of September 30, 2026, $3.8 million aggregate principal amount of the 2026 Notes remained outstanding.
The 2026 Notes do not bear regular cash interest and the principal amount does not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradable as required by the Indenture. The 2026 Notes mature on December 15, 2026, unless earlier converted or repurchased, and are senior unsecured obligations of the Company. Because the 2026 Notes mature within twelve months of the balance sheet date, and because holders have a currently exercisable right to require the Company to repurchase the 2026 Notes as described below, the entire carrying value is classified within convertible notes, current in the Company's condensed consolidated balance sheets.
The estimated fair value of the 2026 Notes was $3.8 million as of September 30, 2026. The fair value was determined using other observable inputs and is classified within Level 2 of the fair value hierarchy. See Note 16 to our unaudited condensed consolidated financial statements for more information on fair value measurements.
Conversion
The 2026 Notes are convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. As a result of the LivePerson Acquisition, each $1,000 principal amount of 2026 Notes is convertible into approximately 0.4141 shares of the Company’s Class A Common Stock, and the Company may settle conversions in cash, shares of its Class A Common Stock, or a combination thereof, at its election. No 2026 Notes were converted during the period from September 4, 2026 through September 30, 2026.
Fundamental Change repurchase right
The consummation of the LivePerson Acquisition constituted a Fundamental Change under the Indenture. As a result, holders of the 2026 Notes have the right to require the Company to repurchase their 2026 Notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. During the period from September 4, 2026 through September 30, 2026, no 2026 Notes were repurchased due to the fundamental change repurchase rights.
The Company determined the features embedded in the 2026 Notes are not material and, accordingly, the 2026 Notes are accounted for as a single liability instrument. Because the 2026 Notes were originally measured at fair value equal to principal amount, and the 2026 Notes are not interest-bearing, there was no material interest expense associated with the 2026 Notes.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Contracts
In August 2021, the Company entered into an exclusive agreement with a cloud service provider to host its voice artificial intelligence platform pursuant to which the Company committed to pay a minimum of $98.0 million in cloud costs over a seven-year period subject to variable increases based on usage. In May 2026, the Company further entered into an

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
amendment agreement pursuant to which the Company committed to pay a minimum of $4.0 million additionally in cloud costs over a three-year period subject to variable increases based on usage.
In connection with the LivePerson Acquisition, the Company assumed a contract for information technology infrastructure services, originally entered into in September 2025, with aggregate purchase commitments of $76.4 million over a two-year term. As of September 30, 2026, approximately $55.4 million remained committed under this contract.
Aggregate non-cancelable future minimum payments were as follows as of September 30, 2026 (in thousands):

Remainder of 2026	$10,669
2027	50,528
2028	49,923
Total	$111,120
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company's assessment may change over time as individual proceedings or claims progress.
VB Assets, LLC v. SoundHound
On November 21, 2024, VB Assets, LLC, a non-practicing entity, filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as VB Assets, LLC v. SoundHound AI, Inc., Case No. 1:24-cv-1279-MN. In its complaint, VB Assets, LLC alleges the Company is infringing U.S. Patent Nos. 8,073,681, 11,222,626, 8,886,536, 9,269,097, 9,502,025, and 11,087,385. VB Assets, LLC subsequently amended its complaint adding allegations that the Company is also infringing U.S. Patent Nos. 10,755,699, 10,297,249, and 7,818,176. The Company denies infringement allegations and alleges that VB Assets, LLC patents asserted against the Company are invalid and/or unenforceable. Until the case is resolved, the Company will continue to vigorously defend the claims in all respects. The Company asserted a counterclaim and an additional affirmative defense against VB Assets, LLC on the ground of patent misuse. Fact discovery closed on October 30, 2026. As of September 30, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2026.
Securities Litigation
On March 28, 2025, a class action complaint was filed in the United States District Court for the Northern District of California, captioned Liles v. SoundHound AI, Inc., Case No. 3:25-cv-02915-RFL. The complaint names as defendants the Company, its CEO Keyvan Mohajer, and its former CFO Nitesh Sharan. The complaint asserts, among other things, claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiff seeks to represent a putative class of stockholders who purchased or otherwise acquired SoundHound securities between March 1, 2024 and March 11, 2025, both dates inclusive. On July 14, 2025, Judge Rita Lin appointed the lead plaintiff and lead counsel in the litigation. On October 1, 2025, the Lead Plaintiff served their amended complaint. The Company moved to dismiss the Complaint on December 12, 2025. On May 19, 2026, the court granted SoundHound’s motion in part and denied it in part. The court dismissed the claims based on the Amelia accounting statements, as well as several statements about SoundHound’s efforts to remediate material weaknesses in its internal controls. The court denied the motion, however, as to certain internal-control statements. A mediation was held on August 25, 2026 which did not result in a resolution of the action. On September 23, 2026, a new Scheduling Order was entered. Until the case is resolved, the Company will continue to vigorously defend the claims and believes the complaint lacks merit. As of September 30, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2026.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Actions
On April 8, 2025, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Bishop v. Mohajer, Case No. 3:25-cv-03172-JD. The complaint purports to assert claims on behalf of the Company against its directors, CEO, and former CFO for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On April 16, 2025, a similar purported shareholder derivative complaint was filed against the same defendants in the same forum, captioned Roy v. Mohajer, Case No. 5:25-cv-03363-NC. That complaint purports to assert claims on behalf of the Company against its directors, CEO, and former CFO for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On May 10, 2025, the court entered a stipulated order consolidating the Bishop and Roy actions and appointing co-lead counsel. On August 10, 2026, two additional purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California, captioned Fritz v. Mohajer, No. 3:26-cv-08301 and Rodick v. Mohajer, No. 3:26-cv-08304. The complaints allege that the Board refused the stockholders’ demands and likewise purport to assert claims on behalf of the Company against its directors, its CEO, and its former CFO Nitesh Sharan for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution against Mr. Mohajer and Mr. Sharan under Sections 10(b) and 21D of the Securities Exchange Act of 1934. On September 15, 2026, the court entered a stipulated order consolidating the Fritz and Rodick actions and appointing co-lead counsel. On September 14, 2026, another purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Hylton v. Mohajer, No. 3:26-cv-10425-RFL. The complaint alleges that the Board refused the stockholder’s demands and purports to assert claims on behalf of the Company against its directors, its CEO, and its former CFO Nitesh Sharan for breach of fiduciary duty, insider selling, unjust enrichment, and violation of Section 14(a) of the Securities Exchange Act of 1934. On October 21, 2026, the court entered an order consolidating the Hylton action into the consolidated Rodick and Fritz actions. All derivative actions have been stayed pending further developments in the securities class action litigation described above. As of September 30, 2026, no determination can be made as to the likelihood of a favorable or unfavorable outcome. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2026.

Thompson v. SoundHound AI, Inc.
On July 30, 2026, a putative class action captioned Thompson v. SoundHound AI, Inc., Case No. 26-CV-202181, was filed against the Company in the Superior Court of California for the County of Alameda. The complaint alleges that the Company’s AI-powered phone-ordering technology, which certain restaurant customers use to answer telephone calls and take orders, intercepted, recorded, and transcribed callers’ conversations without their consent and without disclosing the Company’s role, in violation of the California Invasion of Privacy Act, Cal. Penal Code §§ 631(a), 632, and 632.7. The complaint also asserts claims for intrusion upon seclusion and violation of California’s Unfair Competition Law. The plaintiff seeks to represent a class of California citizens who, during the four years preceding the filing of the complaint, called a California restaurant using the Company’s phone-ordering technology and whose calls were allegedly intercepted, recorded, or transcribed by the Company. The complaint seeks statutory damages, actual damages, restitution and disgorgement, injunctive relief, compensatory and punitive damages, and attorneys’ fees and costs. The complaint also names unidentified “Doe” defendants, which it describes as including restaurant brands, franchisors, and franchisees that use the Company’s technology. On October 16, 2026, the Company filed a demurrer and a motion to strike portions of the complaint. A hearing on both motions is scheduled for November 24, 2026. The Company believes the claims are without merit and intends to defend the action vigorously. The action is at an early stage, and the Company is unable to estimate the reasonably possible loss or range of loss, if any. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2026.
Legal Matters related to LivePerson, Inc.
In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc. was filed under the federal securities laws against LivePerson, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that LivePerson’s Form 10-Q filings and

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on LivePerson’s later disclosures and report on Form 10-K on March 16, 2023. In May 2024, the plaintiff filed an amended complaint. LivePerson moved to dismiss the amended complaint in August 2024, and in March 2025, the court granted the company’s motion and dismissed the action with prejudice. In April 2025, the plaintiff appealed the decision to the United States Court of Appeals for the Second Circuit and in March 2026, the dismissal was affirmed but the case was remanded to the district court with leave for the plaintiff to try to replead his complaint. A second amended complaint was filed, and LivePerson renewed its motion to dismiss, which remains pending. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., was filed in the Tel Aviv District Court in Israel, and the court later closed the matter with permission for the parties to apply for reopening pending further developments in the Damri case. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2026.
In January 2024, a purported derivative action entitled Marti v. LoCascio was filed in the United States District Court for the Southern District of New York by a purported stockholder of LivePerson against LivePerson’s former Chief Executive Officer, its Chief Financial Officer, members of then-current board of directors and several former directors. The Marti litigation claims that LivePerson itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit and seeks to recover unspecified losses on behalf of the company. Between June and September 2024, four other purported derivative actions were filed by purported stockholders of LivePerson against the company’s former Chief Executive Officer, its Chief Financial Officer, members of the then-current board of directors and several former directors. These four purported derivative actions, similar to the Marti litigation, claim that LivePerson itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit, and seek to recover unspecified losses on behalf of the company. The four actions are entitled Steffens v. Block and Morales v. LoCascio, both filed in the United States District Court for the Southern District of New York, and Ravi v. LoCascio and Perkins v. LoCascio, both filed in the Supreme Court of the State of New York, New York County. The Marti, Steffens, Morales, Ravi and Perkins cases are stayed pending further developments in the Damri case. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss can be estimated and accrued as of September 30, 2026.
In April 2026, Vector Capital VI, L.P. filed a lawsuit in the Court of Chancery of the State of Delaware against the members of LivePerson’s board of directors who voted in favor of LivePerson’s September 2025 debt exchange transaction. The action, entitled Vector Capital VI, L.P. v. Miller, alleges that the September 2025 debt exchange constituted a breach of fiduciary duty by LivePerson’s board, was unfairly coercive, frustrated stockholder voting rights and improperly diluted the value of LivePerson’s common stock. The complaint seeks unspecified damages. LivePerson, on behalf of the directors, has moved to dismiss the complaint and briefing was completed in August 2026. Oral argument on the motion to dismiss is currently scheduled for November 2026. In accordance with ASC 450, Contingencies, management considers the probability of loss to be remote as of September 30, 2026.
In July 2026, two lawsuits were filed in the Supreme Court of the State of New York against LivePerson and its board of directors challenging as alleged negligence and negligent misrepresentation supposedly inadequate disclosures in the proxy statement for the then-proposed merger with SoundHound. Among other things, the complaints allege that additional disclosure is needed about the work performed by LivePerson’s financial advisors, about potential conflicts of interest by those advisors, and about any potential conflicts of interest that LivePerson insiders may have with respect to the proposed merger. Both lawsuits seek an injunction directing LivePerson to make additional disclosures. The LivePerson defendants are not yet due to respond to the complaints. Several similar demand letters were sent by other purported LivePerson stockholders prior to the merger but did not result in any litigation being filed. In accordance with ASC 450, Contingencies, no reasonably possible loss or range of loss for these two lawsuits can be estimated and accrued as of September 30, 2026.

Other Matters
The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $4.2 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively.

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
As of September 30, 2026 and December 31, 2025, there were 3,654,110 and 3,654,115 Public Warrants and Private Warrants issued and outstanding. During the three and nine months ended September 30, 2026, the Company issued 5 shares of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding, and raised less than $0.1 million in cash proceeds. During the three and nine months ended September 30, 2025, the Company issued 1,380 and 2,490 shares, respectively, of the Company's Class A Common Stock resulting from the exercise of Public Warrants and Private Warrants that were outstanding, and raised less than $0.1 million in cash proceeds.
NOTE 11. COMMON STOCK

At the 2025 Annual Meeting of Stockholders held on May 23, 2025, the Company’s stockholders approved to increase the number of authorized shares of Class A Common Stock from 455,000,000 to 755,000,000. As of September 30, 2026, the Company is authorized to issue 800,000,000 shares of capital stock, consisting of (a) 755,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, (b) 44,000,000 shares of Class B Common Stock with a par value of

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
$0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
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
There was no conversion of Class B Common Stock during the three and nine months ended September 30, 2026 and 2025.
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
During the three and nine months ended September 30, 2025, the Company sold 9,018,114 and 13,913,014 shares, respectively, of its common stock under the Second Equity Distribution Agreement, at an average price of $13.97 and $14.48 per share, respectively, and raised $126.0 million and $201.5 million of gross proceeds, respectively. The commissions and offering costs borne by the Company were approximately $2.5 million and $4.0 million, respectively.
During the three months ended September 30, 2026, there was no issuance of the Company's common stock under the Second Equity Distribution Agreement. During the nine months ended September 30, 2026, the Company sold 6,232,900 shares of its common stock under the Second Equity Distribution Agreement, at an average price of $7.78 per share and raised $48.5 million of gross proceeds. The commissions and offering costs borne by us were approximately $1.0 million. As of September 30, 2026, the Company had no remaining capacity to sell the Company's common stock under the Second Equity Distribution Agreement.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
415 under the Securities Act. The Sales Managers will be entitled to commission at a fixed rate of 2.0% of the gross sales price per share for their services in acting as agent in the sale of the Company's Class A Common Stock.
During the three and nine months ended September 30, 2026, the Company sold no shares of its common stock under the Third Equity Distribution Agreement. As of September 30, 2026, the Company had a remaining capacity of $300.0 million to sell the Company's common stock under the Third Equity Distribution Agreement.
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
2022 Incentive Award Plan
The Company adopted the 2022 Incentive Award Plan (the “2022 Incentive Plan”, collectively, with the 2006 Plan and the 2016 Plan, the “Plans”) effective April 26, 2022. The Company reserved 19,650,371 shares of Class A Common Stock for the issuance of awards under the 2022 Incentive Plan (“the Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. As of September 30, 2026, the Company had 14,637,823 shares remaining for issuance under the 2022 Incentive Plan.
2022 Employee Stock Purchase Plan
The Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) effective April 26, 2022. An aggregate of 3,930,074 shares of the Company’s Class A Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP is being implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 27 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The first offering period under the ESPP began on November 1, 2022. As of September 30, 2026, 1,401,363 shares of Class A Common Stock were issued under the ESPP.
2024 Employment Inducement Incentive Award Plan
The Company adopted 2024 Employment Inducement Incentive Award Plan (the “2024 Inducement Plan”, collectively, with the 2016 Plan and the 2022 Incentive Plan, the “Plans”) effective August 6, 2024. The Company reserved 6,000,000 shares of Class A Common Stock for the issuance of awards under the 2024 Inducement Plan. As of September 30, 2026, the Company had 2,852,907 shares remaining for issuance under the 2024 Inducement Plan.
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

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2026, there was no unrecognized stock-based compensation expense related to the unvested stock options. There were no options granted during the three and nine months ended September 30, 2026.
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
The Company assesses the probability of vesting of the above performance-based awards from the Retention Pool every reporting period. As of September 30, 2026, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as not probable of being met.
In connection with the Interactions Acquisition, the Company granted zero and 2,266,063 RSUs to Interactions employees during the three and nine months ended September 30, 2026, respectively, of which the majority of RSUs vest over a four-year requisite service period. In connection with the LivePerson Acquisition, the Company assumed outstanding LivePerson restricted stock units, which were converted into 219,430 RSUs of the Company. Of the assumed awards, 112,896 RSUs vested and the related shares of the Company’s Class A common stock were released in September 2026, and 106,534 RSUs remained outstanding as of September 30, 2026. The Company did not grant any other RSUs or PSUs to LivePerson employees during the three and nine months ended September 30, 2026. Additionally, the Company granted 13,345,075 and 14,065,694 RSUs to other employees of the Company during the three and nine months ended September 30, 2026.
As of September 30, 2026, the total unrecognized stock-based compensation expense related to the unvested RSUs with service conditions was approximately $178.7 million.
As of September 30, 2026, there was $2.3 million unrecognized stock-based compensation expense related to the unvested Market-Based RSUs. There were 625,000 Market-Based RSUs granted during the three and nine months ended September 30, 2026.
As of September 30, 2026, the total unrecognized stock-based compensation expense related to the unvested Performance-based RSUs was approximately $9.8 million. There were 1,225,000 and 1,425,000 Performance-Based RSUs granted during the three and nine months ended September 30, 2026.
The total unrecognized stock-based compensation related to unvested RSUs is $190.8 million as of September 30, 2026 and this will vest over a weighted average period of 2.4 years.
Restricted Stock Awards
In connection with the SYNQ3 Acquisition, a total of 2,033,156 unvested restricted Class A Common Stock shares ("RSAs") were issued, 25% of which are subject to service conditions that vest at the end of each of the upcoming three fiscal years in three tranches, and 75% of which is subject to both service and performance-based vesting conditions in three tranches. As of September 30, 2026, 465,349 RSAs were vested and 508,289 RSAs were forfeited as a result of the targets not met or not probable of being met.

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The performance level for each of the fiscal years 2024, 2025 and 2026 is based on tiered annual revenue targets, subject to a floor of $9.0 million, $21.0 million and $30.0 million, respectively, with vesting ranging from 50% to 100% of the RSAs granted depending on the level of achievement of the specified revenue target in each year.
The Company assesses the probability of vesting of the above performance-based awards every reporting period. As of September 30, 2026, the 2024 performance target was not met, but the 2025 performance target was met. The Company assessed the 2026 performance target as not probable of being met.
As of September 30, 2026, the total unrecognized stock-based compensation expense related to the unvested RSAs subject to service-based vesting condition and unvested RSAs subject to performance-based vesting condition was less than $0.1 million and $3.7 million, respectively, over a weighted average period of 0.25 year. Refer to Note 3 for further information on the SYNQ3 Acquisition.
Stock-Based Compensation
Stock-based compensation is classified in the following expense accounts on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$3,030	$2,456	$8,363	$6,774
Sales and marketing	5,101	4,348	14,346	11,524
Research and development	7,862	7,928	22,595	26,447
General and administrative	7,012	6,182	18,758	17,419
Less: Capitalized software development costs	(1,153)	(1,208)	(3,042)	(1,208)
Total	$21,852	$19,706	$61,020	$60,956
Certain prior period Stock-based compensation classified in expense accounts presented in the table above have been reclassified to conform to the current period presentation of capitalized software development costs.
NOTE 13. OTHER (EXPENSE) INCOME, NET
Other (expense) income, net on the condensed consolidated statements of operations is comprised of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other (expense) income, net
Interest income	$1,348	$2,773	$4,867	$7,408
Change in fair value of derivative	(581)	5,096	(3,211)	7,275
Other (expense) income, net	(956)	(639)	(609)	188
Total other (expense) income, net	$(189)	$7,230	$1,047	$14,871

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders - basic	$(45,821)	$(109,271)	$(113,666)	$(54,063)

Net loss	(45,821)	(109,271)	(113,666)	(54,063)
Effect of potentially dilutive equivalent shares to net loss	—	(1,860)	(18,037)	(2,709)
Net loss attributable to common shareholders - diluted	$(45,821)	$(111,131)	$(131,703)	$(56,772)

Denominator:
Weighted average shares outstanding – basic	454,512,160	409,783,470	435,623,278	401,325,300
Effect of potentially dilutive equivalent shares	—	1,918,970	5,638,707	1,927,275
Weighted average shares outstanding – diluted	454,512,160	411,702,440	441,261,985	403,252,575

Basic net loss per share	$(0.10)	$(0.27)	$(0.26)	$(0.13)
Diluted net loss per share	$(0.10)	$(0.27)	$(0.30)	$(0.14)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Stock-based awards	21,367,851	13,899,673
Common stock warrants	—	488,529
Unvested restricted stock awards	42,940	77,069
Contingently issuable shares	1,273,148	—
Total	22,683,939	14,465,271

The table above does not include: (i) 1,650,330 and 1,377,899 shares of unvested stock-based awards and restricted stock awards, respectively, and (ii) 6,085,802 and 17,992,461 shares of contingently issuable earnout shares, respectively; outstanding as of September 30, 2026 and 2025, as these awards are subject to performance conditions that were not met as of those dates. The table above excludes an immaterial number of shares issuable upon conversion of the 2026 Notes as of September 30, 2026.

The shares issued and held in escrow for the Amelia Acquisition are participating securities that contractually entitle the holders of such shares to participate in the combined entity’s earnings but do not contractually require the holders of such shares to participate in the combined entity’s losses. The weighted average shares outstanding used to calculate basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
excludes the 1,478,333 shares and 740,297 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved. The weighted average shares outstanding used to calculate basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2025 excludes the 2,149,530 shares and 230,561 shares, respectively, of the Company's Class A Common Stock held in escrow as they are considered contingently returnable shares until the indemnifications subject to escrow have been resolved.
NOTE 15. INCOME TAXES
The tax (benefit) expense and the effective tax rate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss before income taxes	(46,183)	(108,814)	(111,048)	(51,531)
Income tax (benefit) expense	(362)	457	2,618	2,532
Effective tax rate	0.78%	(0.42)%	(2.36)%	(4.91)%

The Company’s recorded effective tax rate differs from the U.S. statutory rate for the three and nine months ended September 30, 2026 and 2025 primarily due to the domestic valuation allowance caused by tax losses, foreign withholding taxes, foreign tax rate differentials from the U.S. domestic statutory tax rate, and tax benefits from acquisition.

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
NOTE 16. FAIR VALUE MEASUREMENT
The following table presents the fair value of the Company's financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$41,094	$—	$—
Money market funds	14,495	—	—
Other non-current assets
Derivative	—	—	1,575
Total assets	$55,589	$—	$1,575
Liabilities:
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	—	—	4,400
Total liabilities	$—	$—	$4,400

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Treasury bills	$39,920	$—	$—
Money market funds	21,334	—	—
Other non-current assets
Derivative	—	—	4,786
Total assets	$61,254	$—	$4,786
Liabilities:
Contingent acquisition liabilities (Current)
Contingent earnout consideration	$—	$—	$4,400
Contingent acquisition liabilities (Non-current)
Contingent earnout consideration	—	—	129,227
Total liabilities	$—	$—	$133,627

Escrow Consideration

Derivative

The reconciliation of the Company's derivative measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$110
Change in the fair value of derivative	1,289
Balance as of March 31, 2025	$1,399
Change in the fair value of derivative	890
Balance as of June 30, 2025	$2,289
Change in the fair value of derivative	5,096
Balance as of September 30, 2025	$7,385

Balance as of December 31, 2025	$4,786
Change in the fair value of derivative	(2,491)
Balance as of March 31, 2026	$2,295
Change in the fair value of derivative	(139)
Balance as of June 30, 2026	$2,156
Change in the fair value of derivative	(581)
Balance as of September 30, 2026	$1,575
The Company accounted for the Escrow Consideration under Amelia acquisition as equity-classified shares issued as part of the consideration transferred. Upon the settlement of any valid indemnification claims against the selling shareholders, the escrow agent will return a number of shares to the Company equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. The Company concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. During the three and nine months ended September 30, 2026, the Company recognized a loss of $0.6 million and $3.2 million, respectively, related to the change in fair value of derivative under other (expense) income, net in the condensed

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the Company recognized a gain of $5.1 million and $7.3 million, respectively, related to the change in fair value of derivative under other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss.
2026 Convertible Notes
As of September 30, 2026, $3.8 million aggregate principal amount of the 2026 Notes assumed in the LivePerson Acquisition remained outstanding. The carrying amount of the 2026 Notes approximated fair value as of September 30, 2026. Fair value was estimated using the price agreed in the repurchase of 2026 Notes at 99.5% of principal amount completed shortly after the balance sheet date, as disclosed in Note 19. Because the 2026 Notes are not traded in an active market, the fair value measurement is categorized within Level 2 of the fair value hierarchy.
Contingent Acquisition Liabilities
Contingent Holdback Consideration
The reconciliation of the Company's Contingent SYNQ3 Holdback Consideration measured at fair value, including the effect of measurement period adjustments, on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance as of December 31, 2024	$4,076
Change in the fair value of liability	(2,349)
Balance as of March 31, 2025	$1,727
Change in the fair value of liability	2,393
Settlement	(4,120)
Balance as of June 30, 2025	$—
Balance as of September 30, 2026	$—
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
For the nine months ended September 30, 2025, the Company recognized a loss of less than $0.1 million related to the Contingent SYNQ3 Holdback Consideration.
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
Contingent Earnout Consideration
The reconciliation of the Company's contingent earnout consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance as of December 31, 2024	$286,898
Change in the fair value of liability	(173,751)
Balance as of March 31, 2025	$113,147
Change in the fair value of liability	28,966
Balance as of June 30, 2025	$142,113
Acquisition of Interactions	9,900
Change in the fair value of liability	66,245
Balance as of September 30, 2025	$218,258

Balance as of December 31, 2025	$133,627
Change in the fair value of liability	(39,392)
Settlement	(6,901)
Balance as of March 31, 2026	$87,334
Change in the fair value of liability	(3,697)
Balance as of June 30, 2026	$83,637
Change in the fair value of liability	(23,976)
Settlement	(55,261)
Balance as of September 30, 2026	$4,400
For the three and nine months ended September 30, 2026, the Company recognized a gain of $24.0 million and $67.1 million, respectively, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2025, the Company recognized a loss of $66.2 million and a gain of $78.5 million, respectively, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
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
The fair value of the Contingent SYNQ3 Earnout Consideration acquired from the SYNQ3 Acquisition has been estimated as of the Closing Date, September 30, 2025 and September 30, 2026, with the following assumptions for the unobservable inputs:

	January 3, 2024	September 30, 2025	September 30, 2026
Discount rate	12.6%	13.0%	14.6%
Expected stock price volatility	115.3%	115.0%	115.0%
Risk-free interest rate	4.2%	3.7%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 - 2.5 years	0.13 - 0.75 year	0.25 year

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair value of the Contingent Amelia Earnout Consideration acquired from the Amelia Acquisition has been estimated as of the Closing Date, September 30, 2025 and September 30, 2026, with the following assumptions for the unobservable inputs:

	August 6, 2024	September 30, 2025	September 30, 2026
Metric specific discount rate	8.0%	8.0%	11.5%
Earnout payment discount rate	3.8%	3.6%	4.3%
Expected stock price volatility	73.0%	111.0%	59.0%
Expected metric volatility	11.0%	14.0%	23.0%
Risk-free interest rate for target revenue	4.0%	3.7%	4.0%
Risk-free interest rate for stock price	3.8%	3.6%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	1.4 - 2.4 years	0.25 - 1.25 years	0.25 year
The fair value of the Contingent Interactions Earnout Consideration acquired from the Interactions Acquisition has been estimated as of the Closing Date and September 30, 2026, with the following assumptions for the unobservable inputs:

	September 3, 2025	September 30, 2025	September 30, 2026
Metric specific discount rate	8.0%	8.0%	9.0%
Risk-free interest rate for target revenue	3.5%	3.5%	4.0%
Expected metric volatility	15.0%	15.0%	20.0%
Earnout payment discount rate	6.8%	6.6%	6.9%
Expected life	1.3 - 2.3 years	1.25 - 2.25 years	0.25 - 1.25 years
Contingent MIPA Earnout Consideration
The Company has not recognized a liability for the Contingent MIPA Earnout Consideration described in Note 3, as the amounts payable are not probable and reasonably estimable. It is not practicable to estimate the fair value of the Contingent MIPA Earnout Consideration as of September 30, 2026 without incurring excessive cost. The amounts payable depend on the revenue and gross profit of the acquired customer contracts in two separate measurement periods ending on the first and second anniversaries of the MIPA Closing Date. Estimating them would require forecasts of contract-level revenue, customer pricing and the timing of cost savings from transition arrangements that the Company does not prepare. The maximum amount payable is $33.5 million. Any amounts earned are payable in cash shortly after the earnout calculation for each measurement period is finalized, with the first measurement period ending in May 2027.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2026 and 2025.
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
The personnel-related costs are the significant segment expenses included in the net loss that are regularly provided to the CODM. Personnel-related costs were $62.9 million and $175.9 million, respectively, and represented 52.2% and 55.6%, respectively, of total operating expenses during the three and nine months ended September 30, 2026. Personnel-related

SOUNDHOUND AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
costs were $51.5 million and $149.2 million, respectively, and represented 61.7% and 63.6%, respectively, of total operating expenses during the three and nine months ended September 30, 2025.
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
The brother of one of our Board of Directors was a Senior Advisor to Guggenheim Securities, LLC and a member of the Guggenheim Securities investment banking team. Our board member did not participate in the Company’s decision to engage Guggenheim Securities, LLC to sell the Company's Class A Common Stock under at-the-market equity program and disclosed the fact that his brother would be involved in the services to be provided by Guggenheim Securities, LLC to the Company in advance of the determination by the Company to engage Guggenheim Securities, LLC. During the three and nine ended September 30, 2026, the Company paid no commission to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager. During the three and nine ended September 30, 2025, the Company paid commissions of $0.1 million and $0.4 million to Guggenheim Securities, LLC for the Class A Common Stock sold through it as a Sales Manager.
In the third quarter of 2026, the Company invested $5.0 million in the Class A Preferred Shares of a private company, representing approximately 11.8% equity interest in the investee company. Refer to Note 6 to the unaudited condensed consolidated financial statements for more information. The Company and the investee are also parties to a separately negotiated license agreement, entered into in June 2026, under which the Company licenses its technology to the investee. During the three and nine months ended September 30, 2026, the Company recognized net revenue of $0.1 million and $7.6 million, respectively, associated with the licenses provided to its investee. As of September 30, 2026, there was $0.2 million of net accounts receivable from this investee associated with such revenue. The Company also purchases services from this party in the ordinary course of business. Amounts purchased and outstanding in accounts payable were not material for the periods presented.
NOTE 19. SUBSEQUENT EVENTS
In October 2026, the Company repurchased $3.3 million principal amount of the 2026 Notes at 99.5% of par for $3.3 million in cash, and expects to recognize an immaterial gain on extinguishment in other (expense) income, net, in the fourth quarter of 2026. Following this repurchase, approximately $0.5 million principal amount of the 2026 Notes remains outstanding and matures on December 15, 2026.
In November 2026, the Company implemented a restructuring plan (the “Plan”) intended to align our teams and resources with our strategic priorities to drive long-term profitability. The Plan includes a reduction of our current global workforce by approximately 27%. In connection with the Plan, we currently estimate costs of $18 million to $22 million, substantially all of which are related to one-time severance payments, equity vesting, and post-employment benefits, and of these, the Company expects that approximately $16 million to $19 million will be in cash expenditures. The majority of these charges will be recognized and distributed during the fourth quarter of 2026. The actions associated with the employee restructuring under the Plan are expected to be substantially complete by the end of 2026. The Company expects that expense savings resulting from the Plan will be used to further the Company's strategic initiatives. The estimates are subject to a number of assumptions, including local law requirements in various jurisdictions. The Company may also incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan. Accordingly, actual amounts may differ materially from these estimates.

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
Our market position is strengthened by the technical barriers to entry in the Voice AI space, which tend to discourage new market participants. Furthermore, our technology is backed by significant investments in intellectual property, with over 719 patents granted and 127 patents pending, spanning multiple fields including speech recognition, natural language understanding, machine learning, monetization and more. We have achieved this critical momentum in part thanks to a long-tenured leadership team with deep expertise and proven ability to attract and retain talent. We believe that SoundHound has extensive technical expertise and a proven track record of innovation and value creation for us to continue to attract customers in the growing market for Voice AI transactions.
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
Recent Developments

LivePerson Acquisition

On September 4, 2026, the Company completed its acquisition of LivePerson, Inc., a provider of digital customer engagement and conversational AI software serving enterprise customers across retail, financial services, telecommunications, healthcare and consumer industries. The LivePerson Acquisition unifies the Company’s voice and agentic AI platform with LivePerson’s digital engagement capabilities and is expected to expand the Company’s omnichannel product offering and extend its enterprise customer base. Refer to Note 3 for further information on the LivePerson Acquisition.
We have incurred certain significant costs relating to the Interactions, LivePerson and other acquisitions, such as legal, accounting, financial advisory and other professional services fees, as well as other customary payments. Refer to the "Liquidity and Capital Resources" section for discussion on the purchase price and the Acquisition's impact on SoundHound's liquidity.

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
•Revenue Growth. Our commercial success, including acceptance and use of our applications, will depend on a number of factors, some of which are beyond our control, such as size of the market opportunity, successful integration with original equipment manufacturers (“OEM”), competition and demand from the public and members of the conversational AI community. Our product offerings, including those offerings that we have acquired, have disruptive effects in the ways human interact with computers and we are developing new, innovative economic models and acquiring companies such as SYNQ3, Amelia, Interactions and LivePerson which have synergistic businesses to ours that we believe will enhance value to customers, partners and stockholders. For our revenue growth to continue, we will need to invest in sales and marketing to ensure our messaging, capabilities and offerings are well understood and valued by customers. With our primary focus on enterprise customers, we also need to align with enterprise sales cycles, which can be longer than consumer cycles. As we build new customer relationships, we continually focus on maintaining and growing our existing relationships through long-term partnerships through significant upfront investment in customer specific engineering projects. In addition to our acquisitions of SYNQ3, Amelia, Interactions and LivePerson, we may look to acquire other companies in the industry to develop synergies with our existing business.
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
“Amelia Software Platform”, “Virtual Assistance”, and “Conversational Cloud” meaning our AI-based digital resource solution that enables AI in our customers’ services, ranging across multiple industries. This generally includes revenue from hosted services if the customer elects our SaaS offering, or from licensing revenue if the customer requires an on-premise solution. Professional services are also offered and included within professional services revenue. The revenues from Amelia Software Platform, Virtual Assistance, and Conversational Cloud are included within Service Subscriptions, and are recognized point in time or over time depending on the arrangement.
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of the timing for completing our performance obligations. We had remaining performance obligations in the amount of $191.4 million as of September 30, 2026. Given the applicable contract terms, $143.2 million is expected to be recognized as revenue within one year, $45.7 million is expected to be recognized between 2 to 5 years and the remainder of $2.5 million is expected to be recognized after 5 years. Deferred revenue consists of billings or payments received in advance of revenue being recognized and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of revenue streams and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
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

Cost of Revenues
SoundHound’s cost of revenues are comprised of direct costs associated directly with SoundHound’s revenue streams as described above. This primarily includes costs and depreciation related to hosting for cloud-based services, such as data centers, electricity charges, content fees and certain personnel-related expenses including personnel costs under call centers that are directly related to these revenue streams. Additionally, our cost of revenues also includes the amortization of developed technology acquired from Interactions, LivePerson and other acquisition as intangible assets.
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
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of contingent acquisition liabilities is related to contingent consideration from the SYNQ3, Amelia, Interactions and LivePerson acquisitions. The contingent consideration was determined to be liability classified and is remeasured as of each reporting period with a corresponding change in fair value recorded.
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
The issuance of debt instruments with direct transaction costs, embedded derivatives and warrant instruments has resulted in debt discounts. Direct transaction costs consist of various transaction fees and third-party costs, such as bank and legal fees, that are incurred upon issuance. No interest expense was incurred during the three and nine months ended September 30, 2026 due to the repayment of Amelia Debt in December 2024 and the repayment of Term Loan in June 2024.

Other (Expense) Income, Net
Other (expense) income, net consists of the change in fair value related to our derivative liability, interest income and other expense.
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
Results of Operations
The following tables set forth the significant components of our results of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue	$62,425	$42,049	$20,376	48%
Operating expenses:
Cost of revenues	41,143	24,128	17,015	71%
Sales and marketing	18,216	16,381	1,835	11%
Research and development	30,867	22,848	8,019	35%
General and administrative	35,954	24,346	11,608	48%
Change in fair value of contingent acquisition liabilities*	(23,975)	66,245	(90,220)	(136)%
Amortization of intangible assets	6,170	3,992	2,178	55%
Total operating expenses	108,375	157,940	(49,565)	(31)%
Loss from operations	(45,950)	(115,891)	69,941	(60)%
Other (expense) income, net:
Interest expense	(44)	(153)	109	(71)%
Other (expense) income, net	(189)	7,230	(7,419)	(103)%
Total other (expense) income, net	(233)	7,077	(7,310)	(103)%
Loss before (benefit from) provision for income taxes	(46,183)	(108,814)	62,631	(58)%
(Benefit from) provision for income taxes	(362)	457	(819)	(179)%
Net loss	$(45,821)	$(109,271)	$63,450	(58)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue	$168,517	$113,861	$54,656	48%
Operating expenses:
Cost of revenues	105,563	68,660	36,903	54%
Sales and marketing	54,066	44,225	9,841	22%
Research and development	84,197	73,409	10,788	15%
General and administrative	87,619	60,983	26,636	44%
Change in fair value of contingent acquisition liabilities*	(67,064)	(78,496)	11,432	(15)%
Amortization of intangible assets	16,055	10,925	5,130	47%
Total operating expenses	280,436	179,706	100,730	56%
Loss from operations	(111,919)	(65,845)	(46,074)	70%
Other income, net:
Interest expense	(176)	(557)	381	(68)%
Other income, net	1,047	14,871	(13,824)	(93)%
Total other income, net	871	14,314	(13,443)	(94)%
Loss before provision for income taxes	(111,048)	(51,531)	(59,517)	115%
Provision for income taxes	2,618	2,532	86	3%
Net loss	$(113,666)	$(54,063)	$(59,603)	110%
*The change in fair value of acquisition related liabilities is mainly driven by the movements in our stock price during the reporting period and changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements. See Note 16 to our unaudited condensed consolidated financial statements for more information.

The following table summarizes our gross profit and gross margin ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	%
Revenues	$62,425	$42,049	48%
Cost of revenues	41,143	24,128	71%
Gross profit	$21,282	$17,921	19%
Gross margin	34%	43%	(9)%

	Nine Months Ended September 30,		Change
	2026	2025	%
Revenues	$168,517	$113,861	48%
Cost of revenues	105,563	68,660	54%
Gross profit	$62,954	$45,201	39%
Gross margin	37%	40%	(2)%

Revenues

The following tables summarize our revenues by type and geographic regions for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Service subscriptions	$54,743	$33,932	$20,811	61%
Product royalties	7,617	8,003	(386)	(5)%
Monetization	65	114	(49)	(43)%
Total	$62,425	$42,049	$20,376	48%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Service subscriptions	$137,509	$90,562	$46,947	52%
Product royalties	30,805	22,958	7,847	34%
Monetization	203	341	(138)	(40)%
Total	$168,517	$113,861	$54,656	48%

	Three Months Ended September 30,		Change
	2026	2025	$	%
Americas	$46,123	$31,734	$14,389	45%
Asia	7,506	6,940	566	8%
EMEA	8,796	3,375	5,421	161%
Total	$62,425	$42,049	$20,376	48%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Americas	$124,586	$77,759	$46,827	60%
Asia	25,728	20,613	5,115	25%
EMEA	18,203	15,489	2,714	18%
Total	$168,517	$113,861	$54,656	48%
Total revenues increased by $20.4 million, or 48%, in the three months ended September 30, 2026 compared to the same period in 2025. The increase of $20.8 million in service subscription revenue, primarily in the Americas and EMEA regions, was driven by contributions from acquisitions.
Total revenues increased by $54.7 million, or 48%, in the nine months ended September 30, 2026 compared to the same period in 2025. The increase of $46.9 million in service subscription revenue, primarily in the Americas, was mainly driven by contributions from acquisitions. The increase of $7.8 million in product royalties revenue was driven by licensing revenue in Asia and increased royalties in EMEA.
Cost of Revenues
Cost of revenues increased by $17.0 million and $36.9 million, or 71% and 54% in the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. Gross margin decreased to 34% and 37% during the three and nine months ended September 30, 2026 compared to 43% and 40%, respectively, during the same period in 2025 primarily due to the acquisition of Interactions in 2025, which included a amortization of acquired intangible assets in the amount of $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and the acquisition of LivePerson in 2026, which included a amortization of acquired intangible assets in the amount of $1.0 million for the three months ended September 30, 2026. In the past, our gross margin has fluctuated and may continue to fluctuate from quarter to quarter due to revenue contributions from varying product mixes. However, we expect to gradually improve gross margins in the mid-term, especially as it relates the integration of SYNQ3, Amelia, Interactions and LivePerson.
Sales and Marketing
Sales and marketing expenses increased by $1.8 million, or 11%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $2.0 million in personnel-related costs, out of which $1.8 million was incurred for employees of LivePerson acquired during the three months ended September 30, 2026, $0.4 million in advertising expense, $0.1 million in consulting fees, and $0.1 million in equipment expense, which were partially offset by decreases of $0.6 million in legal and professional fees, $0.2 million in office expense, and $0.1 million in travel expense.
Sales and marketing expenses increased by $9.8 million, or 22%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $7.9 million in personnel-related costs, out of which $1.8 million was incurred for employees of LivePerson acquired during the three months ended September 30, 2026, $1.1 million in office expense, $1.1 million in advertising expenses, $0.2 million in travel expenses, $0.1 million in consulting fees, and $0.1 million in equipment expense, which were partially offset by a decrease of $0.7 million in legal and professional fees.
We expect our sales and marketing expenses to remain stable in the short term. However, in the long term, we expect sales and marketing expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
Research and Development
Research and development expenses increased by $8.0 million, or 35%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $3.0 million in personnel-related costs, out of which $2.1 million was incurred for employees of LivePerson acquired during the three months ended September 30, 2026, $2.2 million in cloud computing service, $1.3 million in office expense, $0.9 million in equipment expense, $0.8 million in consulting fees, and $0.4 million in AI spend, which were partially offset by decreases of $0.5 million in legal and professional fees, and $0.1 million in travel expense.
Research and development expenses increased by $10.8 million, or 15%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to increases in 2026 of $5.6 million in office expense, $1.8 million in cloud computing services, $1.7 million in consulting fees, $1.3 million in legal and professional fees, $0.9 million in equipment expense, $0.4 million in AI spend, and $0.1 million in utilities, which were partially offset by decreases of $0.5 million in personnel-related costs caused by lower stock-based compensation, $0.3 million in rent expense, and $0.1 million in travel expense.
We expect our research and development expenses to remain stable in the short term. However, in the long term, we expect research and development expenses to grow at a rate below our expected growth in revenue, aligning with our strategic emphasis on cost effectiveness and sustainable financial performance.
General and Administrative
General and administrative expenses increased by $11.6 million, or 48%, in the three months ended September 30, 2026 compared to the same period in 2025. The increase in general and administrative expenses was primarily due to increases in 2026 of $7.1 million in legal and professional fees mainly caused by acquisitions, $2.9 million in personnel-related costs, out of which $2.6 million was incurred for employees of LivePerson acquired during the three months ended September 30, 2026, $2.0 million in consulting fees, $0.4 million in office expense, $0.2 million in insurance expense, and $0.1 million in equipment expense, which were partially offset by decreases of $0.8 million in bad debt expense, $0.2 million in taxes and licenses, $0.1 million in rent expense, and $0.1 million in utilities.
General and administrative expenses increased by $26.6 million, or 44%, in the nine months ended September 30, 2026 compared to the same period in 2025. The increase in general and administrative expenses was primarily due to increases in 2026 of $12.9 million in legal and professional fees mainly caused by acquisitions, $8.6 million in personnel-related costs, out of which $2.6 million was incurred for employees of LivePerson acquired during the three months ended September 30, 2026, $3.7 million in consulting fees, $0.9 million in bad debt expense, $0.6 million in equipment expense, $0.3 million in rent expense, $0.3 million in insurance expense, $0.1 million in taxes and licenses, and $0.1 million in payroll processing fees, which were partially offset by decreases of $0.4 million in office expense, $0.3 million in cloud computing services. and $0.1 million in utilities.
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
Change in Fair Value of Contingent Acquisition Liabilities
The change in fair value of acquisition related liabilities, which is marked-to-market based on the movements in our stock price and changes in the assessed probability of achieving certain future revenue targets, was a gain of $24.0 million and $67.1 million for the three and nine months ended September 30, 2026. The changes in the assessed probability of achieving certain future revenue targets defined as part of the acquisition agreements and the decrease of the Company's stock price as of September 30, 2026 compared to the stock price as of December 31, 2025, resulted in a decrease in its fair value of contingent acquisition liabilities during the three and nine months ended September 30, 2026. The fluctuation is non-operating and non-cash in nature. We will continue to review our estimates on a quarterly basis over the remaining earnout period. See Note 16 to our unaudited condensed consolidated financial statements for more information.
Amortization of Intangibles
Amortization of acquired developed technology is included within cost of revenues, while the amortization of other intangible assets, including acquired customer relationships, tradename and conversation data, are included within operating expenses. All intangible assets are amortized on a straight-line basis over their estimated useful lives.
The following table summarizes the amortization of intangible assets by operating expense category ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Cost of revenues	$5,719	$4,322	$1,397	32%
Operating expenses	6,170	3,992	2,178	55%
Total amortization	$11,889	$8,314	$3,575	43%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Cost of revenues	$15,049	$12,452	$2,597	21%
Operating expenses	16,055	10,925	5,130	47%
Total amortization	$31,104	$23,377	$7,727	33%
Amortization of intangibles increased by $3.6 million and $7.7 million, or 43% and 33% in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily attributable to the intangible of $28.0 million acquired under the MIPA Agreement during the second quarter of 2026, which is expected to be amortized over nine years after the MIPA Closing Date, and the intangibles of $146.2 million acquired under the LivePerson Acquisition which closed during the three months ended September 30, 2026, which is expected to be amortized over 2 to 12 years from the LivePerson Acquisition Date for intangible assets with definite useful lives. Refer to Note 3 for further information on the LivePerson Acquisition.
Other (Expense) Income, Net
The following tables summarize our other (expense) income, net, by type ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Interest income	$1,348	$2,773	$(1,425)	(51)%
Change in fair value of derivative	(581)	5,096	(5,677)	(111)%
Other expense, net	(956)	(639)	(317)	50%
Other (expense) income, net	$(189)	$7,230	$(7,419)	(103)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Interest income	$4,867	$7,408	$(2,541)	(34)%
Change in fair value of derivative	(3,211)	7,275	(10,486)	(144)%
Other (expense) income, net	(609)	188	(797)	(424)%
Other income, net	$1,047	$14,871	$(13,824)	(93)%

Interest Income
Interest income decreased by $1.4 million and $2.5 million or 51% and 34% for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The decrease was primarily attributable to reduced balance of interest bearing money market fund during the three and nine months ended September 30, 2026 compared to the same period in 2025.
Change in fair value of derivative
Change in fair value of derivative decreased by $5.7 million and $10.5 million, or 111% and 144% in the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The decrease was primarily attributable to the remeasurement loss from the change in fair value of a derivative assumed from Amelia acquisition caused by the decrease in the Company's stock price in the three and nine months ended September 30, 2026. See Note 16 to our unaudited condensed consolidated financial statements for more information.
Liquidity and Capital Resources
Total unrestricted cash and cash equivalents on hand as of September 30, 2026 was $207.6 million. Although we have incurred recurring losses each year since our inception, we expect we will be able to fund our operations for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and expected cash proceeds from future use of our ATM program. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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

On September 4, 2026, we completed the LivePerson Acquisition. The consideration consisted substantially of shares of our common stock, and the cash and cash equivalents acquired exceeded the cash consideration paid, so the transaction did not reduce our cash and cash equivalents at closing. During the three months ended September 30, 2026, we incurred $7.0 million of transaction costs in connection with the acquisition, and we expect to incur additional integration costs over the next twelve months. We also assumed LivePerson’s convertible notes due 2026, substantially all of which have since been repaid, and LivePerson’s contractual obligations, including operating lease and purchase commitments. We expect to fund these requirements through existing cash and cash equivalents, cash flows from operating activities and, if required, proceeds from our ATM program.
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
During the three and nine months ended September 30, 2025, we sold 9,018,114 and 13,913,014 shares, respectively, of our common stock under the Second Equity Distribution Agreement, at an average price of $13.97 and $14.48 per share, respectively, and raised $126.0 million and $201.5 million of gross proceeds, respectively. The commissions and offering costs borne by us were approximately $2.5 million and $4.0 million, respectively.
During the three months ended September 30, 2026, there was no issuance of the Company's common stock under the Second Equity Distribution Agreement. During the nine months ended September 30, 2026, we sold 6,232,900 shares of our common stock under the Second Equity Distribution Agreement, at an average price of $7.78 per share and raised $48.5 million of gross proceeds. The commissions and offering costs borne by us were approximately $1.0 million. As of September 30, 2026, we had no remaining capacity to sell our common stock under the Second Equity Distribution Agreement.
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
During the three and nine months ended September 30, 2026, we sold no shares of our common stock under the Third Equity Distribution Agreement. As of September 30, 2026, we had a remaining capacity of $300.0 million to sell our common stock under the Second Equity Distribution Agreement.
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

In April 2025, the Contingent SYNQ3 Holdback Consideration was settled by issuing 472,501 shares of the Company’s Class A Common Stock and paying $0.2 million in cash. After the holdback settlement, any remaining indemnifications by the sellers to cover unsettled claims was offset against the Contingent SYNQ3 Earnout Consideration to the extent of its fair value as of September 30, 2026. See Note 16 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of Contingent SYNQ3 Holdback Consideration.
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
For the three months ended September 30, 2026, we recognized a loss of zero and $0.4 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2025, we recognized a gain of zero and $8.7 million, respectively, related to the Contingent SYNQ3 Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. See Note 16 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of Contingent SYNQ3 Earnout Consideration.
As of September 30, 2026, the 2024 revenue target was not met, but the 2025 revenue target was met. On March 3, 2026, we paid $0.1 million in cash and issued 246,761 shares of Class A Common Stock to settle the 2025 portion of the Contingent SYNQ3 Earnout Consideration. We assessed the 2026 revenue target as not probable of being met.
Restricted stock awards
The 2,033,156 restricted shares of our Class A Common Stock issued at the SYNQ3 Acquisition Date to certain continuing employees of SYNQ3 subject to time and performance-based vesting conditions was determined to be a separate transaction from the SYNQ3 Acquisition and therefore is excluded from purchase consideration. See Note 12 to our unaudited condensed consolidated financial statements for more information on stock-based awards issued in connection with the SYNQ3 Acquisition.

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

Escrow Consideration
On the Amelia Acquisition Date, we issued and deposited 2,149,530 shares of our Class A Common Stock into an escrow account in order to partially secure the indemnification obligations of the selling shareholders under the purchase agreement. We accounted for the escrow consideration as equity issued as part of consideration transferred. Upon the settlement of any valid indemnification claims against the sellers, the escrow agent will return a number of shares to us equal to the dollar value of the indemnified loss divided by the reference price of $5.35 as stipulated in the purchase agreement. We concluded that this variability in settlement value is a derivative that is required to be remeasured to fair value due to changes in stock price. In September 2026, 297,366 shares of the our Class A Common Stock were released to the selling shareholders from the escrow account, and 1,478,333 shares remained in escrow as of September 30, 2026.
For the three and nine months ended September 30, 2026, we recognized a loss of $0.6 million and $3.2 million. respectively, related to remeasurement of the derivative, reflected in the other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2025, we recognized a gain of $5.1 million and $7.3 million. respectively, related to remeasurement of the derivative, reflected in the other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss. See Note 16 to our unaudited condensed consolidated financial statements for more information on the fair value measurement of the derivative related to indemnification rights. Upon the expiration of the escrow period, any remaining shares in the escrow account will be released to the selling shareholders.

Contingent Amelia Earnout Consideration
We also agreed to pay up to 16,822,429 shares of Class A Common Stock to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2025 and 2026. The Company accounted for the Contingent Amelia Earnout Consideration as a liability within contingent acquisition liabilities on the Company’s condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the Company’s condensed consolidated statement of operations and comprehensive loss.
For the three and nine months ended September 30, 2026, we recognized a gain of $24.0 million and $65.4 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2025, we recognized a loss of $65.9 million and a gain of $70.1 million, respectively, related to the Contingent Amelia Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss.
As of September 30, 2026, the 2025 revenue target was met. In July 2026, we issued 8,126,674 shares of Class A Common Stock to the selling shareholders of the Amelia Acquisition to settle the 2025 portion of the Contingent Amelia Earnout Consideration. We assessed the 2026 revenue target as not probable of being met.
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
The indemnity holdback consideration of $0.2 million was recorded within other current liabilities, which was withheld for a period of 12 months subsequent to the Interactions Acquisition Date (the "Interactions Indemnity Holdback Consideration") and was paid to Interactions' former stockholders during the three months ended September 30, 2026.

Contingent Interactions Earnout Consideration
We also agreed to pay up to $25.0 million in cash to the selling shareholders based on achievement of certain annual revenue targets in fiscal years 2026 and 2027 and renewal or extension of an existing contract with a specific customer on or before March 31, 2026. We accounted for the Contingent Interactions Earnout Consideration as a liability within contingent acquisition liabilities on the condensed consolidated balance sheets and will subsequently remeasure the liability at each reporting date with changes in fair value recognized as a component of operating expense in the condensed consolidated statement of operations and comprehensive loss. As of the Interactions Acquisition Date, the Contingent Interactions Earnout Consideration had an estimated fair value of $9.9 million. For the three and nine months ended September 30, 2026, we recognized a gain of zero and $2.1 million, respectively, related to the Contingent Interactions Earnout Consideration, reflected in the change in fair value of contingent acquisition liabilities in the condensed consolidated statement of operations and comprehensive loss. On January 23, 2026, we paid $4.7 million to the selling shareholders of the Interaction Acquisition to settle a portion of the Contingent Interactions Earnout Consideration due to the achieved renewal of an existing contract with a specific customer. As of September 30, 2026, we assessed the 2026 revenue target as not probable of being met, but the 2027 revenue targets as probable of being met.
As of September 30, 2026, we incurred $5.5 million in acquisition related expenses, of which less than $0.1 million and $0.5 million were incurred during the three and nine months ended September 30, 2026, respectively, and recorded as general and administration expenses in the condensed consolidated statements of operations and comprehensive loss.
LivePerson Acquisition

On September 4, 2026, we acquired all of the issued and outstanding equity of LivePerson, a provider of digital customer engagement and conversational AI software serving enterprise customers across retail, financial services, telecommunications, healthcare and consumer industries. The fair value of the preliminary purchase consideration was $289.8 million.

The LivePerson Acquisition was effected pursuant to the Agreement and Plan of Merger entered into on April 21, 2026, which was amended and restated on July 2, 2026 by the Amended and Restated Merger Agreement. Under the Amended Merger Agreement, the acquisition was structured as two successive mergers, so that holders of LivePerson common stock held through the Tel Aviv Stock Exchange Clearing House could receive cash rather than shares of the our Class A Common Stock.

At the effective time of the First Merger, each share of LivePerson common stock outstanding immediately prior to that time, other than TASE Shares, was converted into the right to receive 0.4673 shares of our Class A Common Stock. At the effective time of the Second Merger, each TASE Share was converted into the right to receive $3.31 in cash. We issued 4,974,627 shares of our Class A Common Stock with a fair value of $33.5 million based on the closing market price of $6.74 per share on the LivePerson Acquisition Date, and paid $5.8 million in cash to former holders of LivePerson common stock.

The LivePerson Acquisition did not include any holdback, escrow or contingent earnout consideration.
Settlement of LivePerson Secured Notes
Concurrently with the execution of the Original Merger Agreement, we entered into a notes restructuring agreement with LivePerson and each of the holders of LivePerson's First Lien Convertible Senior Secured Notes due 2029 and LivePerson's Second Lien 10.0% Senior Subordinated Secured Notes due 2029, pursuant to which the Secured Holders agreed to release and deem satisfied the Secured Notes in exchange for a combination of our Class A Common Stock and cash. On the LivePerson Acquisition Date, we issued an aggregate of 36,894,839 shares Class A Common Stock to the Secured Holders, of which 25,142,335 shares were issued to the holders of the First Lien Convertible Senior Secured Notes due 2029 and 11,752,504 shares to the holders of the Second Lien 10.0% Senior Subordinated Secured Notes due 2029. The Secured Holders also received cash of $5.8 million, of which $0.5 million was paid by us at closing and the remainder by LivePerson. The amount paid by us represented the portion of LivePerson’s cash at closing in excess of the minimum cash balance specified in the Notes Restructuring Agreement, which was allocated to the Secured Holders under that agreement.
We concluded that the settlement of the Secured Notes pursuant to the Notes Restructuring Agreement was contingent upon and effected contemporaneously with the closing, extinguished pre-existing obligations of LivePerson, and was an integral part of the exchange for control of LivePerson. Accordingly, the fair value of the consideration issued and paid by us to the Secured Holders has been included in the purchase consideration for the LivePerson Acquisition.
In connection with the closing, we also entered into a Registration Rights Agreement, dated September 4, 2026, with the Secured Holders, pursuant to which we agreed to register the resale of the shares of Class A Common Stock issued to the Secured Holders. We satisfied this obligation on the LivePerson Acquisition Date.
LivePerson 2026 Convertible Notes
In connection with the LivePerson Acquisition on September 4, 2026, we assumed obligations related to LivePerson’s 0% Convertible Senior Notes due 2026 (the “2026 Notes”), which were originally issued by LivePerson in December 2020 pursuant to an indenture between LivePerson and the trustee named therein (the “Indenture”). In accordance with the acquisition method of accounting, these obligations were recognized at their acquisition-date fair value of $5.0 million. See Note 3 to our unaudited condensed consolidated financial statements for more information on the LivePerson Acquisition.
In September 2026, subsequent to the LivePerson Acquisition, we settled $1.2 million of the aggregate $5.0 million in obligations assumed. As of September 30, 2026, $3.8 million aggregate principal amount of the 2026 Notes remained outstanding.
In October 2026, we repurchased $3.3 million principal amount of the 2026 Notes at 99.5% of par for $3.3 million in cash. We expect to recognize an immaterial gain on extinguishment in other (expense) income, net, in the fourth quarter of 2026. Following this repurchase, approximately $0.5 million principal amount of the 2026 Notes remains outstanding and matures on December 15, 2026.

See Note 8 and 19 to our unaudited condensed consolidated financial statements for more information on the 2026 Notes.
Replacement Equity Awards
Certain outstanding LivePerson restricted stock unit were assumed by us and converted into restricted stock units denominated in shares of our Class A Common Stock.
The portion of the Replacement Awards attributable to pre-combination service of $1.3 million was included in purchase consideration, and the portion attributable to post-combination service will be recognized as stock-based compensation expense over the remaining requisite service period. See Note 12 to our unaudited condensed consolidated financial statements for more information on stock-based awards assumed in connection with the LivePerson Acquisition.

As of September 30, 2026, we incurred $12.0 million in acquisition related expenses, of which $7.0 million and $12.0 million were incurred during the three and nine months ended September 30, 2026, respectively, and recorded as general and administration expenses in our condensed consolidated statements of operations and comprehensive loss.
Other Acquisition
On May 12, 2026 (the “MIPA Closing Date”), we completed an asset acquisition by entering into a Membership Interest Purchase Agreement (the “MIPA Agreement”) with a private company to purchase its outstanding membership interests, and agreed to pay up to $30.2 million in cash, adjusted by any reduction amount defined by the MIPA Agreement. As part of the total purchase consideration, we recorded a deferred holdback liability of $1.5 million within other current liabilities, payable to the seller based on a historic performance target achieved as of the MIPA Closing Date. We paid $26.1 million to the seller during the three months ended June 30, 2026. Upon expiration of the adjustment period under the MIPA Agreement during the three months ended September 30, 2026, we paid the $1.5 million deferred holdback to the seller. As of September 30, 2026, we paid $27.6 million to the seller under the MIPA Agreement, and no deferred holdback liability remains outstanding.
We also agreed to pay contingent earnout consideration in cash based on achievement of certain performance-based milestones in two tranches at the first and second anniversaries of the MIPA Closing Date (the "Contingent MIPA Earnout Consideration"). Considering the achievement of underlying performance-based metrics over the two-year measurement period cannot be predicted with sufficient reliability, and the amounts payable are not reasonably estimable, no Contingent MIPA Earnout Consideration was recognized as of the MIPA Closing Date or September 30, 2026. When the contingency is subsequently resolved and the Contingent MIPA Earnout Consideration becomes probable and reasonably estimable, the fair value of the Contingent MIPA Earnout Consideration shall be estimated and recorded as an adjustment to the cost basis of the acquired intangible asset.
Contractual and Other Obligations
Because we expect to continue investing in software application and development, we enter into various contracts and agreements to increase our availability of capital. Cash that is received through these obligations is used to meet both short and long-term liquidity requirements as discussed above. These requirements generally include funding for the research and development of software, the development of applications that enable voice interaction, marketing programs and personnel-related costs. The primary types of obligations into which we enter include contractual obligations, operating and finance lease obligations and a diversified spread of debt instruments. Refer to Note 9 and Note 10 to the unaudited condensed consolidated financial statements for more information.

Cash Flows
The following table summarizes our cash flows ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(95,986)	$(76,336)
Net cash used in investing activities	9,803	(56,965)
Net cash provided by financing activities	45,315	204,514
Effects of exchange rate changes on cash	291	(257)
Net change in cash, cash equivalents, and restricted cash equivalents	$(40,577)	$70,956
Cash Flows Used in Operating Activities
Net cash used in operating activities was $96.0 million during the nine months ended September 30, 2026 compared to $76.3 million during the nine months ended September 30, 2025. The $19.7 million increase in cash used in operating activities was primarily due to $59.6 million increase in net loss, $3.3 million decrease in net other operating cash spend, $1.5 million increase in deferred income taxes, which is partially offset by the movement of $11.4 million from change in the fair value of contingent acquisition liabilities, the movement of $10.5 million from change in fair value of derivative, $10.3 million increase in depreciation and amortization, $7.3 million decrease in operating assets and liabilities, $3.8 million increase in bad debt expenses, $1.1 million increase in foreign currency gain from remeasurement, $0.3 million increase in non-cash lease amortization, and $0.1 million increase in amortization of capitalized commissions.
Cash Flows Used in Investing Activities
Net cash provided by investing activities was $9.8 million during the nine months ended September 30, 2026 compared to $57.0 million of cash used in investing activities during the nine months ended September 30, 2025. The $66.8 million increase in cash provided by investing activities was primarily driven by the $106.3 million decrease in the payment related to acquisitions, net of cash acquired, which is partially offset by $28.0 million increase in the payment related to asset acquisition, $5.9 million increases in software development costs, $5.0 million increase in the purchase of equity investment, and $0.6 million increase in purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash used in used in financing activities was $45.3 million during the nine months ended September 30, 2026 compared to $204.5 million provided by financing activities during the nine months ended September 30, 2025. The $159.2 million decrease in cash provided by financing activities was primarily due to $153.0 million decrease in net proceeds from Second Equity Distribution Agreement, $3.3 million increase in the payment to settle contingent earnout liabilities, $3.2 million decrease in proceeds from exercise of stock options and employee stock purchase plan, $1.2 million increase in the payment to settle deferred holdback liabilities, $1.2 million increase in the payment on convertible notes, and $0.2 million increase in the payment on finance leases, which is partially offset by $3.1 million decrease in the payment of financing costs associated with the Second Equity Distribution Agreement.
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
Foreign Exchange Risk
The Company's reporting currency is the U.S. dollar. As described in Note 2 to the condensed consolidated financial statements, the functional currency of substantially all of the Company's foreign subsidiaries, including those acquired in the LivePerson Acquisition, is the U.S. dollar. The functional currency of one subsidiary located in Australia is the Australian dollar.
Because the U.S. dollar is the functional currency of substantially all of the Company's foreign subsidiaries, the Company's exposure to changes in foreign currency exchange rates arises principally from the remeasurement into U.S. dollars of monetary assets and liabilities denominated in currencies other than the U.S. dollar. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of $0.7 million and $1.7 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.0 million during the three and nine months ended September 30, 2025, respectively. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in the Company’s internal control over financial reporting described below. However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, the Company’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
In accordance with the Compliance and Disclosure Interpretations issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the evaluation of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. Based on this guidance, we excluded LivePerson from our evaluation of disclosure controls and procedures as of September 30, 2026, because it was acquired by the Company in a purchase business combination during the quarter. The total assets and total revenues of LivePerson, which is a wholly-owned subsidiary, excluded from our evaluation represent approximately 10% and 8%, respectively of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2026.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis. As of September 30, 2026, the material weaknesses were as follows:
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
The material weaknesses related to the control environment, risk assessment and the accounting for certain non-routine, unusual or complex transactions and not designing and maintaining effective controls related to substantially all accounts and disclosures resulted in the revision of the consolidated financial statements as of and for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, and immaterial errors in various accounts during the interim and annual periods during 2023, 2024, 2025, Q1 2026, Q2 2026 and Q3 2026. The material weakness related to segregation of duties did not result in a misstatement to our annual or interim consolidated financial statements. Additionally, the material weaknesses could result in misstatements to substantially all of our accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Management's Plan to Remediate the Material Weaknesses
Management continues to execute on the previously disclosed remediation plan. Specifically, we have commenced the testing of the operating effectiveness of the newly designed and enhanced control activities in certain business processes, including Fixed Assets, Leases, Income Taxes, Procure to Pay and Payroll.
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
Changes in Internal Control over Financial Reporting

As noted above, there were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The material set forth in the section titled “Legal Proceedings” in Note 7 of our Notes to unaudited condensed consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Other than as set forth below, there have been no material changes during the quarter ended September 30, 2026 from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to the LivePerson Acquisition
We may not realize the anticipated benefits of the LivePerson Acquisition, and integrating LivePerson’s business may be more difficult, costly or time-consuming than we expect.
On September 4, 2026, we completed our acquisition of LivePerson. The success of the transaction depends in substantial part on our ability to integrate LivePerson’s operations, technology, products, personnel and systems with our own and to realize the revenue opportunities, cost savings and other benefits we anticipate. Integration is a complex, costly and time-consuming process, and we are undertaking it while continuing to operate and grow our existing business.
The integration requires us to combine two companies that have operated independently, including consolidating sales and go-to-market organizations, migrating customers onto a combined product roadmap, centralizing treasury, cash management and pricing functions across LivePerson’s foreign operations, conforming accounting policies and financial reporting systems, and harmonizing compensation and benefit arrangements. We may encounter difficulties we have not anticipated, including the loss of customers, partners or key employees, disruption to our ongoing business, diversion of management attention from other priorities, unanticipated integration costs, difficulties combining information technology and financial systems, and the need to comply with the laws of jurisdictions in which LivePerson operates but in which we previously did not.
Even if we integrate the businesses successfully, we may not realize the benefits we expect, or may not realize them within the period we expect. Those benefits are based on assumptions about future revenue, cost savings and operating efficiencies that may prove incorrect, and the costs of integration may exceed our estimates. Any failure to realize the anticipated benefits of the LivePerson Acquisition, or to realize them on the expected timetable, could adversely affect our business, financial condition and results of operations and could cause the trading price of our common stock to decline.
LivePerson’s revenue declined in periods preceding the acquisition, and we may be unable to reverse that trend.
LivePerson’s revenue declined in recent periods prior to the LivePerson Acquisition, reflecting customer attrition, competitive pressure in the conversational artificial intelligence market and the migration of enterprise customers toward alternative platforms. We completed the acquisition on the expectation that we can stabilize and ultimately grow that revenue base by combining LivePerson’s enterprise customer relationships with our technology and go-to-market capabilities. That expectation may prove incorrect.
Our ability to retain LivePerson’s customers may be affected by uncertainty regarding the combined company’s product direction, by contractual provisions permitting customers to terminate or renegotiate upon a change of control, by competitors seeking to displace us during the integration period, and by any reduction in service levels during the transition. A significant portion of LivePerson’s revenue is concentrated among a limited number of large enterprise customers, and the loss of any of them, or renewal on materially less favorable terms, could have a disproportionate effect on our results. If LivePerson’s revenue continues to decline, we may not realize the benefits of the acquisition and may be required to recognize impairment charges with respect to the goodwill and intangible assets we recorded.
A substantial portion of our total assets consists of goodwill and intangible assets, which are subject to impairment.

In connection with the LivePerson Acquisition, we recorded goodwill of approximately $139.5 million and identifiable intangible assets of approximately $146.2 million, including in-process research and development that is not amortized until the related projects are completed or abandoned. Together with the goodwill and intangible assets recognized in our prior acquisitions, these balances represent a substantial portion of our total assets.
We test goodwill and indefinite-lived intangible assets for impairment at least annually, and we test goodwill, indefinite-lived intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators that could require interim testing include a sustained decline in the trading price of our common stock or in our market capitalization, adverse changes in the business climate or in the markets we serve, the loss of significant customers, declines in actual or forecast revenue or profitability of an acquired business, and changes in the manner in which acquired assets are used. The trading price of our common stock has been volatile, and our forecasts, including forecasts for acquired businesses, are inherently uncertain and have been revised in the past. In-process research and development is particularly sensitive to changes in the expected timing, cost and commercial outcome of the underlying projects. Any impairment charge could be material to our results of operations in the period in which it is recognized.
Our accounting for the LivePerson Acquisition is preliminary and may change materially.
The amounts we have recorded for the assets acquired and the liabilities assumed in the LivePerson Acquisition are provisional and are based on preliminary valuations and on information available to us as of the date of this report. Under applicable accounting guidance, we have up to one year from the acquisition date to complete the measurement period, during which we may adjust those provisional amounts if we obtain new information about facts and circumstances that existed as of the acquisition date. Areas subject to adjustment include the valuation of acquired intangible assets, acquired income tax positions and related deferred taxes, assumed contingencies and acquired contract balances.
Adjustments to provisional amounts will change the amount of goodwill we have recognized and may change the amortization and other expense we recognize in subsequent periods. The final amounts may differ materially from the provisional amounts presented in this report, and any such difference could adversely affect our reported results of operations and financial condition.
The shares we issued as consideration in the LivePerson Acquisition diluted our existing stockholders
We issued approximately 41.9 million shares of our common stock as consideration in the LivePerson Acquisition, which diluted the ownership interests of our existing stockholders. In addition, we assumed LivePerson’s outstanding convertible senior notes. Those notes are convertible into shares of our common stock in accordance with their terms, and any conversion would further dilute our existing stockholders and could depress the trading price of our common stock. A portion of the assumed notes was repurchased following the acquisition, and we may repurchase, redeem, exchange or refinance the remaining notes, any of which would use cash or result in the issuance of additional shares.
LivePerson’s internal control over financial reporting is excluded from management’s assessment for 2026, and integrating LivePerson’s control environment presents risk.
As permitted by guidance of the staff of the Securities and Exchange Commission, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2026 will exclude the internal control over financial reporting of LivePerson. Accordingly, neither management nor our independent registered public accounting firm will evaluate or report on the effectiveness of LivePerson’s internal control over financial reporting for 2026.
LivePerson maintains accounting systems, processes and controls that differ from ours and conducts operations through numerous foreign subsidiaries. Integrating LivePerson into our financial reporting process and extending our internal control framework over its operations will require significant time, cost and management attention, and during the transition we expect to rely in part on LivePerson’s legacy processes and on manual procedures. If we are unable to maintain effective internal control over financial reporting as we integrate LivePerson, or if we identify a material weakness, we may be unable to report our financial results accurately or on a timely basis. Any of these outcomes could cause investors to lose confidence in our reported financial information, expose us to regulatory scrutiny or sanctions or to litigation, and cause the trading price of our common stock to decline.

The LivePerson Acquisition was a taxable transaction that did not result in a step-up in the tax basis of the acquired assets, and our ability to use acquired tax attributes may be limited.
The LivePerson Acquisition is treated as a taxable business combination for U.S. federal income tax purposes; however, it did not result in a step-up in the tax basis of the acquired assets. As a result, the goodwill we recognized is not deductible for tax purposes, and we will not receive tax deductions corresponding to the amortization of the acquired intangible assets that we recognize for financial reporting purposes. This increases our effective tax rate relative to a transaction that produced a step-up in tax basis and reduces the cash tax benefit we derive from the acquisition.
In addition, our ability to use LivePerson’s historical net operating loss carryforwards and other tax attributes may be limited under Section 382 of the Internal Revenue Code and comparable provisions of state and foreign law as a result of the ownership change arising from the acquisition. We have not completed our analysis of these limitations. Any limitation could reduce the value of the tax attributes we acquired and increase our future cash taxes.
Risks Related to Our Revenue and Significant Estimates
A portion of our revenue is derived from a customer in which we hold an equity investment, which may subject our reported results to additional scrutiny.
We hold a minority equity investment in a business process outsourcing provider that is also a customer and commercial partner of ours. During 2026 we entered into a license arrangement with this customer that includes minimum committed amounts, and we have recognized revenue under that arrangement. We may enter into additional arrangements with this customer, and we may make additional investments in or extend additional commitments to it.
Because the same counterparty is both an investee and a customer, these arrangements may not be representative of the terms we would obtain from an unrelated customer, and investors, regulators and other stakeholders may question the pricing and economic substance of the arrangements, the timing and amount of revenue we recognize from them, and whether that revenue is indicative of demand from unrelated customers. Our accounting for these arrangements involves significant judgment, including with respect to the standalone selling price of the licensed technology, the enforceability of the minimum commitments and the collectibility of the related consideration. If our judgments are challenged or ultimately prove incorrect, we may be required to revise the amount or timing of revenue we have recognized.
Collectibility of amounts due under these arrangements depends on the financial condition of a counterparty whose operations may be funded in part by our own investment. If the counterparty does not perform as we expect, we may be unable to collect amounts due to us, may be required to reverse or defer revenue we have previously recognized, and may be required to recognize an impairment of our equity investment. Any of these outcomes, or heightened scrutiny of these arrangements, could adversely affect our reported results of operations and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2026, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•Dr. Keyvan Mohajer, Chief Executive Officer and Director, adopted a new trading plan on August 24, 2026 (with the first trade under the new plan not to be made prior to December 1, 2026). The trading plan will be effective until February 28, 2027 and provides for the sale of up to 2,400,000 shares of Dr. Mohajer's 14,139,064 shares of Class B common stock and up to 1,171,059 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•James M. Hom, Chief Product Officer and Director, adopted a new trading plan on August 20, 2026 (with the first trade under the new plan not to be made prior to January 1, 2027). The trading plan will be effective until March 31, 2027 and provides for the sale of up to 750,000 shares of Mr. Hom's 1,812,588 shares of Class B common stock and up to 377,527 shares of Class A common stock issuable upon vesting and settlement of certain RSUs, provided that certain conditions are met.
•Majid Emami, Chief Science Officer and Senior Vice President, adopted a new trading plan on August 31, 2026 (with the first trade under the new plan not to be made prior to January 1, 2027). The trading plan will be effective until June 30, 2027 and provides for the sale of up to 2,400,000 shares of Mr. Emami's 16,583,756 shares of Class B common stock and up to 439,253 shares of Class A common stock issuable upon vesting and settlement of certain RSUs and PSUs, provided that certain conditions are met.
•Michael Zagorsek, Chief Operating Officer, adopted a new trading plan on September 22, 2026 (with the first trade under the new plan not to be made prior to January 1, 2027). The trading plan will be effective until March 31, 2027 and provides for the sale of up to 1,188,139 shares of Class A common stock issuable upon vesting and exercise of certain stock options, provided that certain conditions are met.
•Diana Sroka, Director, adopted a new trading plan on May 28, 2026 (with the first trade under the new plan not to be made prior to August 27, 2026). The trading plan will be effective until June 30, 2027 and provides for the sale of 7,553 shares of Class A common stock, provided that certain conditions are met.
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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
101
The following financial information from SoundHound AI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive loss, (iii) the condensed consolidated statements of stockholders' equity, (iv) the condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished or filed in other filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDHOUND AI, INC.

Date: November 9, 2026	By:	/s/ Dr. Keyvan Mohajer
	Name:	Dr. Keyvan Mohajer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ John Collins
	Name:	John Collins
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2026	By:	/s/ Tyler Moore
	Name:	Tyler Moore
	Title:	Chief Accounting Officer
(Principal Accounting Officer)